Form 10-Q/A
period 2022-09-30
Granite Ridge Resources, Inc.
filed 2023-03-10
CIK 1928446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At March 3, 2023, there were 133,092,761 shares of our common stock, par value $0.0001, outstanding.

EXPLANATORY NOTE

Granite Ridge Resources, Inc. (“Granite Ridge” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 as originally filed with the Securities and Exchange Commission on November 14, 2022 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” (iv) Item 1A of Part II, “Risk Factors,” and (v) Item 6 of Part II, “Exhibits,” and we have also updated the signature page, the certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32, and the Company’s financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

The financial statements covered in the Original Form 10-Q and this Amendment No. 1 on Form 10-Q/A presented the financial condition and results of operations of Granite Ridge’s predecessor, Grey Rock Energy Fund III-A, LP and its subsidiaries, Grey Rock Energy Fund III-B, LP, Grey Rock Energy Fund III-B Holdings, L.P. and its subsidiaries, and Grey Rock Preferred Limited Partner III, L.P. (collectively, “Grey Rock Energy Fund III” or the “Predecessor”), which operated the majority of the historical business and was identified as the acquirer and predecessor upon consummation of the business combination on October 24, 2022.

Granite Ridge did not conduct any activity prior to the business combination and the Predecessor became a subsidiary of Granite Ridge upon closing of the various formation transactions completed concurrently with the business combination. The information provided in the Original Form 10-Q and this Amendment No. 1 on Form 10-Q/A only reflects the financial condition and results of operations of the Predecessor as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021. Because the business combination was completed subsequent to the end of the period covered by the Original Form 10-Q and this Amendment No. 1 on Form 10-Q/A, the information provided herein regarding the Predecessor does not include financial or other information regarding the other entities who were parties to the business combination or whose assets became part of the business combination, including Executive Network Partnering Corporation, Grey Rock Energy Fund, LP and its subsidiaries, Grey Rock Energy Fund II, L.P. and its subsidiaries, Grey Rock Energy Fund II-B, LP, Grey Rock Energy Fund II-B Holdings, L.P. and its subsidiaries, and Grey Rock Preferred Limited Partner II, L.P. The condensed combined financial data for the Predecessor is not necessarily indicative of Granite Ridge’s results of operations, cash flows or financial position following the completion of the business combination and related formation transactions

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2022, the Company identified errors in its previously filed unaudited condensed combined financial statements of the Predecessor as of September 30, 2022 and for the three and nine months ended September 30, 2022.

The Company discovered errors in the depletion calculation and that certain acquisitions, initially classified as acquisitions of proved oil and natural gas properties, should have been classified as unproved oil and natural gas properties which overstated depletion expense for the three and nine months ended September 30, 2022. As a result of these errors, on March 6, 2023, the Company filed a report on Form 8-K indicating that the Audit Committee of the Board of Directors of the Company has concluded that the financial statements included in the Original Form 10-Q should no longer be relied upon.

To correct the errors, the Company is hereby restating the previously issued unaudited condensed combined financial statements of the Predecessor as of and for the three and nine month periods ended September 30, 2022, as filed in the Company’s Quarterly Report on Form 10-Q on November 14, 2022.

i

For additional details, see Note 2 to the Notes to Condensed Combined Financial Statements included in this Form 10-Q/A.

The Company has also concluded there was a material weakness in the Company’s internal control over financial reporting as of September 30, 2022. See additional discussion included in Part II Item 1A of this amended quarterly report.

ii

iii

PART I – FINANCIAL INFORMATION

Item 1. Condensed Combined Financial Statements.

GREY ROCK ENERGY FUND III

(PREDECESSOR TO GRANITE RIDGE RESOURCES, INC.)

CONDENSED COMBINED BALANCE SHEETS

	(Unaudited)
	As of September 30,	As of December 31,
(in thousands)	2022	2021
ASSETS	As Restated
Current assets:
Cash	$6,410	$7,319
Revenue receivable	54,324	32,697
Advances to operators	26,230	37,150
Other assets	4,098	70
Other Receivable	—	469
Derivative assets	4,376	—
Contributions receivable	10	94
Total current assets	95,448	77,799
Property and equipment:
Oil and natural gas properties, successful efforts method	550,163	376,657
Accumulated depletion	(154,220)	(98,266)
Total property and equipment, net	395,943	278,391
Long-term assets:
Derivative assets	812	—
Total long-term assets	812	—
TOTAL ASSETS	$492,203	$356,190

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued expenses	$20,595	$6,640
Derivative liabilities	3,941	3,953
Credit facilities	—	29,938
Total current liabilities	24,536	40,531
Long-term liabilities:
Derivative liabilities	—	400
Asset retirement obligations	2,243	963
Total long-term liabilities	2,243	1,363
TOTAL LIABILITIES	26,779	41,894

Commitments and contingencies (Note 8)

PARTNERS' CAPITAL
General partner	41,726	15,462
Limited partners	423,698	298,834
Total partners' capital	465,424	314,296
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$492,203	$356,190

The accompanying notes are an integral part to these condensed combined financial statements

GREY ROCK ENERGY FUND III

(PREDECESSOR TO GRANITE RIDGE RESOURCES, INC.)

CONDENSED COMBINED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
	As Restated		As Restated
REVENUES
Oil, natural gas, and related product sales, net	$90,194	$55,717	$263,263	$142,632
EXPENSES
Lease operating expenses	6,368	3,621	15,840	8,407
Production taxes	5,053	2,506	14,628	7,737
Depletion and accretion expense	25,786	15,794	56,447	45,798
General and administrative	1,776	1,764	4,880	4,978
Total expenses	38,983	23,685	91,795	66,920
Net operating income	51,211	32,032	171,468	75,712
OTHER INCOME/(EXPENSE)
Gain/(loss) on derivative contracts	6,082	(6,558)	(19,147)	(18,115)
Interest expense	(476)	(353)	(1,193)	(926)
Total other income/(expense)	5,606	(6,911)	(20,340)	(19,041)
NET INCOME	$56,817	$25,121	$151,128	$56,671

The accompanying notes are an integral part to these condensed combined financial statements

GREY ROCK ENERGY FUND III

(PREDECESSOR TO GRANITE RIDGE RESOURCES, INC.)

CONDENSED COMBINED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

(in thousands)	General Partner	Limited Partners	Total
Balance at December 31, 2021	$15,462	$298,834	$314,296
Net (loss)/income	(29)	27,874	27,845
Carried interest reallocation	7,168	(7,168)	—
Balance at March 31, 2022	22,601	319,540	342,141
Net income	218	66,248	66,466
Carried interest reallocation	11,801	(11,801)	—
Balance at June 30, 2022	34,620	373,987	408,607
Net income (as Restated)	452	56,365	56,817
Carried interest reallocation	6,654	(6,654)	—
Balance at September 30, 2022 (as Restated)	$41,726	$423,698	$465,424

(in thousands)	General Partner	Limited Partners	Total
Balance at December 31, 2020	$657	$177,772	$178,429
Net income	51	15,459	15,510
Balance at March 31, 2021	708	193,231	193,939
Net (loss)/income	(219)	16,259	16,040
Partners' contributions	62	19,938	20,000
Balance at June 30, 2021	551	229,428	229,979
Net (loss)/income	(73)	25,194	25,121
Carried interest reallocation	12,856	(12,856)	—
Balance at September 30, 2021	$13,334	$241,766	$255,100

The accompanying notes are an integral part to these condensed combined financial statements

GREY ROCK ENERGY FUND III

(PREDECESSOR TO GRANITE RIDGE RESOURCES, INC.)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(in thousands)	2022	2021
	As Restated
Operating activities:
Net income	$151,128	$56,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and accretion expense	56,447	45,798
Change in unrealized (gain) loss on derivative contracts	(5,600)	11,010
Amortization of loan origination costs	62	31
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Revenue receivable	(21,627)	(22,941)
Prepaid expenses	(4,028)	-
Other assets	469	(469)
Accrued expenses	2,811	1,800
Net cash provided by operating activities	179,662	91,900

Investing activities:
Acquisition of oil and natural gas properties	(31,258)	(67,012)
Proceeds from the disposal of oil and natural gas properties	741	3,041
Refund of advances to operators	971	2,298
Development of oil and gas properties	(121,109)	(63,113)
Net cash used in investing activities	(150,655)	(124,786)

Financing activities:
Proceeds from borrowings on credit facilities	16,000	46,000
Repayments of borrowings on credit facilities	(46,000)	(22,000)
Partners’ contributions, net of change in contributions receivable	84	20,074
Net cash (used in)/provided by financing activities	(29,916)	44,074

Net (decrease)/increase in cash	(909)	11,188
Cash at beginning of period	7,319	2,638
Cash at end of period	$6,410	$13,826

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$317	$392
Supplemental disclosure of non-cash investing activities:
Oil and natural gas property development costs in accrued expenses	$15,757	$561
Acquired and assumed asset retirement obligations	$633	$—
Revision of asset retirement costs	$507	$—
Advances to operators applied to development of oil and natural gas properties	$54,147	$24,880

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

On October 24, 2022, the Business Combination closed and was accounted for as a reverse recapitalization and Grey Rock Energy Fund III (as defined below) has been determined to be the accounting acquirer and predecessor (as defined below). The information provided in this Quarterly Report on Form 10-Q/A only reflects the financial condition and results of operations of the Predecessor.

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

The Partnership and certain other funds affiliated with Management Company formed GREP Holdings, LLC, a Delaware limited liability company (“GREP”), who entered into a business combination agreement (“BCA”) on May 16, 2022  with Executive Network Partnering Corporation (“ENPC”), a Delaware corporation and NYSE publicly traded special purpose acquisition company, Granite Ridge Resources, Inc., a Delaware corporation (“Granite Ridge”), ENPC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Granite Ridge (“ENPC Merger Sub”), and GREP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Granite Ridge (“GREP Merger Sub”), pursuant to which (i) ENPC Merger Sub merged with and into ENPC (the “ENPC Merger”), with ENPC surviving the ENPC Merger as a wholly-owned subsidiary of Granite Ridge; and (ii) GREP Merger Sub merged with and into GREP (the “GREP Merger”), with GREP surviving the GREP Merger as a wholly-owned subsidiary of Granite Ridge (the transactions contemplated by the foregoing clauses (i) and (ii), the “Business Combination”). The BCA provided that in connection with the Business Combination, the members of GREP would receive common stock of Granite Ridge in the business combination, valued at approximately $1.3 billion on May 16, 2022, upon the execution of the BCA. The Business Combination closed on October 24, 2022.

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

Restatement of Previously Issued Condensed Combined Financial Statements

On November 14, 2022, Granite Ridge filed a Quarterly Report on Form 10-Q reflecting the financial condition and results of operations of Fund III as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021. Fund III operated the majority of the historical business and was identified as the acquirer and Predecessor upon consummation of the business combination on October 24, 2022. Since the business combination was completed subsequent to the end of the period covered by this Quarterly Report on Form 10-Q/A, the information provided regarding the Predecessor did not include financial or other information regarding the other entities who were parties to the business combination or whose assets became part of the business combination.

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2022, the Company identified errors in its previously filed unaudited condensed combined financial statements of the Predecessor as of September 30, 2022 and for the three and nine months ended September 30, 2022. The Company discovered errors in the depletion calculation and that certain acquisitions, initially classified as acquisitions of proved oil and natural gas properties, should have been classified as unproved oil and natural gas properties which overstated depletion expense for the three and nine months ended September 30, 2022. Depletion expense for Fund III was overstated by $14.1 million for the three and nine months ended September 30, 2022.

In connection with these errors, the Company is restating the previously issued unaudited condensed combined financial statements of the Predecessor as of and for the three and nine month periods ended September 30, 2022, as filed in the Company’s Quarterly Report on Form 10-Q on November 14, 2022. The restatement does not impact the Company’s current or historical reported revenue, liquidity, cash and cash equivalents or cash flows from (used in) operating, investing or financing activities.

The Company’s financial statements as of and for the three and nine months ended September 30, 2022 included in this Form 10-Q/A have been restated to correct the errors as follows:

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(PREDECESSOR TO GRANITE RIDGE RESOURCES, INC.)

SEPTEMBER 30, 2022

(UNAUDITED) Continued

Condensed Combined Balance Sheet

	As of September 30, 2022
(in thousands)	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash	$6,410	$-	$6,410
Revenue receivable	54,324	-	54,324
Advances to operators	26,230	-	26,230
Other assets	4,098	-	4,098
Other Receivable	-	-	-
Derivative assets	4,376	-	4,376
Contributions receivable	10	-	10
Total current assets	95,448	-	95,448
Property and equipment:
Oil and natural gas properties, successful efforts method	550,163		550,163
Accumulated depletion	(168,302)	14,082	(154,220)
Total property and equipment, net	381,861	14,082	395,943
Long-term assets:
Derivative assets	812	-	812
Total long-term assets	812	-	812
TOTAL ASSETS	$ 478,121	$ 14,082	$ 492,203

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued expenses	$ 20,595	$ -	$ 20,595
Derivative liabilities	3,941	-	3,941
Credit facilities	-	-	-
Total current liabilities	24,536	-	24,536
Long-term liabilities:
Derivative liabilities	-	-	-
Asset retirement obligations	2,243	-	2,243
Total long-term liabilities	2,243	-	2,243
TOTAL LIABILITIES	26,779	-	26,779

Commitments and contingencies (Note 8)

Partners' capital:
General partner	41,614	112	41,726
Limited partners	409,728	13,970	423,698
Total partners' capital	451,342	14,082	465,424
TOTAL LIABILITIES AND EQUITY	$ 478,121	$ 14,082	$ 492,203

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(PREDECESSOR TO GRANITE RIDGE RESOURCES, INC.)

SEPTEMBER 30, 2022

(UNAUDITED) Continued

Condensed Combined Statements of Operations

	Three months ended September 30, 2022			Nine months ended September 30, 2022
(in thousands)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
REVENUES
Oil, natural gas, and related product sales, net	$ 90,194	$ -	$ 90,194	$ 263,263	$ -	$ 263,263
EXPENSES
Lease operating expenses	6,368	-	6,368	15,840	-	15,840
Production taxes	5,053	-	5,053	14,628	-	14,628
Depletion and accretion expense	39,868	(14,082)	25,786	70,529	(14,082)	56,447
General and administrative	1,776	-	1,776	4,880	-	4,880
Total expenses	53,065	(14,082)	38,983	105,877	(14,082)	91,795
Net operating income	37,129	14,082	51,211	157,386	14,082	171,468
OTHER INCOME/(EXPENSE)
Gain/(loss) on derivative contracts	6,082	-	6,082	(19,147)	-	(19,147)
Interest expense	(476)	-	(476)	(1,193)	-	(1,193)
Total other income/(expense)	5,606	-	5,606	(20,340)	-	(20,340)
NET INCOME	$ 42,735	$ 14,082	$ 56,817	$ 137,046	$ 14,082	$ 151,128

Condensed Combined Statements of Changes in Partners’ Capital

(in thousands)	General Partner	Limited Partners	Total
Net income (As Previously Reported)	$ 340	$ 42,395	$ 42,735
Adjustments	112	13,970	14,082
Net income (As Restated)	$ 452	$ 56,365	$ 56,817

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(PREDECESSOR TO GRANITE RIDGE RESOURCES, INC.)

SEPTEMBER 30, 2022

(UNAUDITED) Continued

Condensed Combined Statements of Cash Flows

	Nine months ended September 30, 2022
(in thousands)	As Previously Reported	Adjustments	As Restated
Operating activities:
Net income	$ 137,046	$ 14,082	$ 151,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and accretion expense	70,529	(14,082)	56,447
Change in unrealized (gain) loss on derivative contracts	(5,600)	-	(5,600)
Amortization of loan origination costs	62	-	62
Increase (decrease) in cash attributable to changes in operating assets and liabilities:			-
Revenue receivable	(21,627)	-	(21,627)
Prepaid expenses	(4,028)	-	(4,028)
Other assets	469	-	469
Accrued expenses	2,811	-	2,811
Net cash provided by operating activities	$ 179,662	-	$ 179,662

The remainder of the notes to the condensed combined financial statements have been updated and restated, as applicable, to reflect the impacts of the restatement described above.

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

Non-operated crude oil and natural gas revenues – The Partnership’s proportionate share of production from non-operated properties is generally marketed at the discretion of the operators. For non-operated properties, the Partnership receives a net payment from the operator representing its proportionate share of sales proceeds which is net of transportation and production tax costs incurred by the operator, if any. Such non-operated revenues are recognized at the net of transportation costs which is the amount of proceeds to be received by the Partnership during the month in which production occurs and it is probable the Partnership will collect the consideration it is entitled to receive. Proceeds are generally received by the Partnership within one to three months after the month in which production occurs. The Partnership’s disaggregated revenue has two revenue sources, which are oil sales, and natural gas and NGL sales. Oil sales for the three months ended September 30, 2022 and 2021 were approximately $61,607 thousand and $40,376 thousand, respectively. Natural gas and NGL sales for the three months ended September 30, 2022 and 2021 were approximately $28,587 thousand and $15,341 thousand, respectively. Oil sales for the nine months ended September 30, 2022 and 2021 were approximately $197,332 thousand and $104,700 thousand, respectively. Natural gas and NGL sales for the nine months ended September 30, 2022 and 2021 were approximately $65,931 thousand and $37,932 thousand, respectively.

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

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(PREDECESSOR TO GRANITE RIDGE RESOURCES, INC.)

SEPTEMBER 30, 2022

(UNAUDITED) Continued

5.Oil and natural gas properties

The book value of the Partnership’s oil and natural gas properties consists of all acquisition costs, drilling costs and other associated capitalized costs. Oil and natural gas properties included approximately $43.2 million and $25.4 million of unproved properties as of September 30, 2022 and December 31, 2021, respectively, and $352.7 million and $253.0 million of net proved oil and natural gas properties as of September 30, 2022 and December 31, 2021, respectively.

2022 Acquisitions

Acquisitions are accounted for as purchases and, accordingly, the results of operations are included in the   accompanying statements of income from the closing date of the acquisition. For the three and nine months ended September 30, 2022, the Partnership acquired various oil and natural gas properties, which included working interests ranging from 2% to 30% and 0.51% to 43%, respectively, and net revenue interests ranging from 1% to 23% and 0.38% to 33%, respectively, in Texas and New Mexico.

Permian Basin – The Partnership acquired proved and unproved oil and natural gas properties in the Permian Basin of approximately $6,290 thousand and $25,328 thousand during the three and nine months ended September 30, 2022, respectively.

DJ Basin – The Partnership acquired unproved oil and natural gas properties in the DJ Basin of approximately $2,833 thousand and $2,938 thousand during the three and nine months ended September 30, 2022, respectively.

Haynesville – The Partnership acquired oil and natural gas properties in the Haynesville Basin of approximately $2,992 thousand during the three and nine months ended September 30, 2022.

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

2021 Acquisitions

For the three and nine months ended September 30, 2021, the Partnership acquired various oil and natural gas properties, which included working interests ranging from 5% to 41.2% and 0.01% to 41.2%, respectively, and net revenue interests ranging from 4% and 30.3% and 0.01% to 31%, respectively, in Colorado, Texas, New Mexico and North Dakota.

Bakken Basin – During the nine months ended September 30, 2021, the Partnership acquired proved oil and natural gas properties in the Bakken Basin of  approximately $190 thousand.

Permian Basin – The Partnership acquired proved and unproved oil and natural gas properties in the Permian Basin  of approximately $17,444 thousand and $26,456 thousand during the three and nine months ended September 30, 2021, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q/A, unless otherwise specified or the context otherwise requires, “Grey Rock,” “we,” “us,” and “our” refer to Grey Rock Energy Fund III. Unless otherwise indicated, the historical financial information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the historical financial results of our Predecessor, Grey Rock Energy Fund III, on an individual basis unless otherwise noted.

All of the financial information presented in this Item 2 has been revised to reflect the restatement of our unaudited condensed combined financial statements, as more fully described in Note 2 to our unaudited condensed combined financial statements of this Form 10-Q/A.

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

Business Combination

Fund III and certain other funds affiliated with Grey Rock formed GREP Holdings LLC, a Delaware limited liability company (“GREP”), who entered into a business combination agreement (“BCA”) on May 16, 2022 with Executive Network Partnering Corporation (“ENPC”), a Delaware corporation and New York Stock Exchange (“NYSE”) publicly traded special purpose acquisition company, Granite Ridge Resources, Inc., a Delaware corporation (“Granite Ridge”), ENPC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Granite Ridge (“ENPC Merger Sub”), and GREP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Granite Ridge (“GREP Merger Sub”), pursuant to which (i) ENPC Merger Sub merged with and into ENPC (the “ENPC Merger”), with ENPC surviving the ENPC Merger as a wholly-owned subsidiary of Granite Ridge and (ii) GREP Merger Sub merged with and into GREP (the “GREP Merger”), with GREP surviving the GREP Merger as a wholly-owned subsidiary of Granite Ridge (the transactions contemplated by the foregoing clauses (i) and (ii) the “Business Combination”). The BCA provided that in connection with the Business Combination the members of GREP would receive common stock of Granite Ridge in the business combination, valued at approximately $1.3 billion on May 16, 2022 upon execution of the BCA. The Business Combination closed on October 24, 2022. Granite Ridge is listed on the NYSE under the ticker symbol “GRNT”.  To the extent any of the financial data included in this Quarterly Report on Form 10-Q/A is as of a date or from a period prior to the consummation of our Business Combination, such financial data is that of Fund III, the Predecessor. The financial data for the Predecessor for such periods does not reflect the material changes to the business as a result of the Business Combination. Accordingly, the financial data for the Predecessor is not necessarily indicative of our results of operations, cash flows or financial position following the completion of the Business Combination.

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

Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the project.

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

	Three months ended September 30,
	2022	2021
	As Restated
Net Sales (in thousands):
Oil sales	$61,607	$40,376
Natural gas and related product sales	28,587	15,341
Revenues	90,194	55,717

Average Sales Prices:
Oil (per Bbl)	$90.95	$68.99
Effect of loss on settled oil derivatives on average price (per Bbl)	(7.34)	(3.97)
Oil net of settled oil derivatives (per Bbl)	83.61	65.02

Natural gas and related product sales (per Mcf)	11.19	6.47
Effect of loss on settled natural gas derivatives on average price (per Mcf)	(1.71)	(0.69)
Natural gas and related product sales net of settled natural gas derivatives (per Mcf)	9.48	5.78

Realized price on a Boe basis excluding settled commodity derivatives	81.75	56.82
Effect of loss on settled commodity derivatives on average price (per Boe)	(8.46)	(4.04)
Realized price on a Boe basis including settled commodity derivatives	73.29	52.78

Operating Expenses (in thousands):
Lease operating expenses	$6,368	$3,621
Production taxes	5,053	2,506
Depletion and accretion expense	25,786	15,794
General and administrative	1,776	1,764
Total operating expenses	38,983	23,685

Costs and Expenses (per Boe):
Lease operating expenses	$5.77	$3.69
Production taxes	4.58	2.56
Depletion and accretion	23.38	16.11
General and administrative	1.61	1.80

Net Producing Wells at Period-End	58.33	42.82

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

Depletion and Accretion

Depletion and accretion was approximately $25,786 thousand for the three months ended September 30, 2022, compared to $15,794 thousand for the three months ended September 30, 2021. Depletion and accretion was $23.38 per Boe for the three months ended September 30, 2022 compared to $16.11 per Boe for the three months ended September 30, 2021. Aggregate depletion and accretion expense increased for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, which is consistent with the increase in production levels. The aggregate   increase in depletion and accretion expense for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was driven by the 45% increase in the depletion and accretion rate per Boe and a 13% increase in production levels, respectively.

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

	Nine months ended September 30,
	2022	2021
	As Restated
Net Sales (in thousands):
Oil sales	$197,332	$104,700
Natural gas and related product sales	65,931	37,932
Revenues	263,263	142,632

Average Sales Prices:
Oil (per Bbl)	$96.72	$59.85
Effect of loss on settled oil derivatives on average price (per Bbl)	(7.54)	(1.48)
Oil net of settled oil derivatives (per Bbl)	89.18	58.37

Natural gas and related product sales (per Mcf)	10.03	5.78
Effect of loss on settled natural gas derivatives on average price (per Mcf)	(1.42)	(0.69)
Natural gas and related product sales net of settled natural gas derivatives (per Mcf)	8.61	5.09

Realized price on a Boe basis excluding settled commodity derivatives	83.95	50.16
Effect of loss on settled commodity derivatives on average price (per Boe)	(7.89)	(2.50)
Realized price on a Boe basis including settled commodity derivatives	76.06	47.66

Operating Expenses (in thousands):
Lease operating expenses	$15,840	$8,407
Production taxes	14,628	7,737
Depletion and accretion expense	56,447	45,798
General and administrative	4,880	4,978
Total operating expenses	91,795	66,920

Costs and Expenses (per Boe):
Lease operating expenses	$5.05	$2.96
Production taxes	4.66	2.72
Depletion and accretion	18.00	16.11
General and administrative	1.56	1.75

Net Producing Wells at Period-End:	58.33	42.82

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

Depletion and Accretion

Depletion and accretion was approximately $56,447 thousand for the nine months ended September 30, 2022, compared to $45,798 thousand for the nine months ended September 30, 2021. Depletion and accretion was $18.00 per Boe for the nine months ended September 30, 2022 compared to $16.11 per Boe for the nine months ended September 30, 2021. Aggregate  depletion and accretion expense increased for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, which is consistent with production levels, which also increased period over period. The aggregate  increase in depletion and accretion expense for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was driven by a 12% increase in the depletion and accretion rate per Boe and a 10% increase in production levels.

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

Cash Flows from Investing Activities

We had cash flows used in investing activities of approximately $150,655 thousand and approximately $124,786 thousand during the nine months ended September 30, 2022 and 2021, respectively, primarily as a result of the development of oil and natural gas properties and acquisitions in the first nine months of 2022 and 2021.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As discussed elsewhere in this Quarterly Report on Form 10-Q/A, we completed the Business Combination on October 24, 2022. Prior to the Business Combination, Granite Ridge Resources, Inc. was a privately held company with no operations, formed to be the successor following the Business Combination. Its Predecessor, Grey Rock Fund III, was a privately held operating company, and therefore the controls of Granite Ridge Resources, Inc. and the Predecessor were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company disclosure controls and procedures and internal controls over financial reporting for the Company following the Business Combination has required and will continue to require significant time and resources from our management and other personnel. Furthermore, Executive Network Partnering Corporation, the legal acquirer in the Business Combination, was a non-operating public shell company prior to the Business Combination, and as such the disclosure controls and procedures and internal controls of Executive Network Partnering Corporation no longer exist as of the assessment date.

Management evaluated our disclosure controls and procedures as of September 30, 2022, and concluded they were not effective because of a material weakness in internal control over financial reporting described below.

In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results. Notwithstanding this material weakness, based on the additional procedures and analysis, management concluded that the condensed combined financial statements included in this Quarterly Report on Form 10-Q/A fairly present in all material respects financial position, results of operations, and cash flows of the Predecessor for the periods presented, in conformity with GAAP.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified a material weakness related to the lack of effectively designed controls over proper review of the depletion calculation and the accounting for acquisitions and the related allocation and classification of consideration paid for proved and unproved properties. As disclosed in Note 2 of the Notes to Condensed Combined Financial Statements, certain acquisitions, initially classified as acquisitions of proved oil and natural gas properties, should have been classified as unproved oil and natural gas properties. The associated errors caused depletion expense and accumulated depletion to be overstated and resulted in the restatement of our previously filed unaudited condensed combined financial statements as of and for the three and nine month periods ended September 30, 2022. Additionally, the material weakness could result in a material misstatement of depletion expense and accumulated depletion that would result in a material misstatement to the annual or interim consolidated financial statements of Granite Ridge Resources, Inc. that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

As described above, the design and implementation of internal control over financial reporting for the Company following the Business Combination has required and will continue to require significant time and resources from management and other personnel. In preparation for the Business Combination, we have been engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-Business Combination. Changes that have been implemented leading up to and since the time of the Business Combination have included, among other things, the addition of entity level controls, appointment of an Audit Committee, adoption of committee charters, addition of Chief Accounting Officer with public company experience and various governance policies.

As of the date of the filing of this Quarterly Report on Form 10-Q/A, management is in the process of implementing remediation steps to address the material weakness and to improve our internal control over financial reporting. Management is committed to the remediation of the material weakness described above, as well as the continued improvement of our internal controls over financial reporting.

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

Item 1A. Risk Factors.

In addition to the information set forth in this report, the risks that are discussed in the Registration Statement on Form S-4/A filed with the SEC on September 12, 2022 (the “Registration Statement”), under the headings “Risk Factors,” “Business of Grey Rock,” “Grey Rock’s Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” should be carefully considered, as such risks could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in the Registration Statement, other than those disclosed below.

Certain of our unaudited financial statements for the three and nine months ended September 30, 2022 were required to be restated and our management identified a material weakness in our internal control over financial reporting. If we do not effectively remediate the material weakness or if we otherwise fail to maintain effective disclosure controls and procedure or internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely impacted, which in turn may adversely affect the market price of our common stock.

Our management and audit committee concluded that our previously issued unaudited condensed combined financial statements as of and for the three and nine month periods ended September 30, 2022, included in the Company’s Quarterly Report on Form 10-Q filed on November 14, 2022 (the “Original Form 10-Q”), were materially misstated. Management and the audit committee concluded that these financial statements should no longer be relied upon. We are filing this amendment to the Original Form 10-Q in order to correct the errors by restating our previously issued unaudited condensed combined financial statements as of and for the three and nine month periods ended September 30, 2022.

In connection with the restatement, the Company’s management has evaluated the impact of these errors on its assessment of the design and operating effectiveness of the Company’s internal control over financial reporting. As a result of this valuation, the Company’s management identified a material weakness in its internal control over financial reporting due to the lack of effectively designed controls over proper review of the depletion calculation and the accounting for acquisitions and the related allocation and classification of consideration paid for proved and unproved properties. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If not remediated, the material weaknesses could result in further material misstatements in our consolidated financial statements.

Management is in the process of implementing steps that it believes will remediate the material weaknesses it has identified. These steps may, however, not be sufficient to remediate the existing weakness or prevent a future weakness. A material weakness may result in a misstatement of accounts or disclosures that would result in a material misstatement of the Company’s financial statements that would not be prevented or detected on a timely basis or cause us to fail to meet our obligations under securities laws, stock exchange listing rules, or debt instrument covenants to file periodic financial reports on a timely basis. Any of these failures could result in adverse consequences that could materially and adversely affect the Company’s business, including an adverse impact on the market price of its common stock, potential action by the SEC, shareholder lawsuits, delisting of the Company’s stock, and general damage to its reputation. The Company has incurred and expects to incur additional costs to rectify the material weaknesses or new issues that may emerge, and the existence of these issues could adversely affect its reputation or investor perceptions. The additional reporting and other obligations resulting from these material weaknesses, including any litigation or regulatory inquires that may result therefrom, increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities.

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

4.4	Amendment No. 1 to Warrant Agreement, dated March 24, 2021 between Continental Stock Transfer & Trust Company and Executive Network Partnering Corporation (incorporated by

Exhibit No.	Description
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

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2022).
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

Exhibit No.	Description
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith # Indicates management plan or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE RIDGE RESOURCES, INC.

March 9, 2023	By:	/s/ LUKE C. BRANDENBERG
		Name:	Luke C. Brandenberg
		Title:	President and Chief Executive Officer

March 9, 2023	By:	/s/ TYLER S. FARQUHARSON
		Name:	Tyler S. Farquharson
		Title:	Chief Financial Officer