Form 10-Q
period 2023-03-31
Granite Ridge Resources, Inc.
filed 2023-05-11
CIK 1928446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Commission File Number: 001-41537
___________________________________
GRANITE RIDGE RESOURCES, INC.
( Exact Name of Registrant as Specified in Its Charter )
___________________________________

Delaware	1311	88-2227812
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)
5217 McKinney Ave, Suite 400
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
						Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
At May 8, 2023, there were 133,037,900 shares of our common stock, par value $0.0001, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law afford.
From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our company. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, indebtedness covenant compliance, capital expenditures, production, cash flow, borrowing base under our Credit Agreement (as defined below), our intention or ability to pay or increase dividends on our capital stock, and impairment, are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “continue,” “anticipate,” “target,” “could,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about actual or potential future production, sales, market size, collaborations, cash flows, and trends or operating results also constitute such forward-looking statements.
Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:
•changes in current or future commodity prices and interest rates;
•supply chain disruptions;
•infrastructure constraints and related factors affecting our properties;
•our ability to acquire additional development opportunities and potential or pending acquisition transactions, as well as the effects of such acquisitions on our company’s cash position and levels of indebtedness;
•changes in our reserves estimates or the value thereof;
•operational risks including, but not limited to, the pace of drilling and completions activity on our properties;
•changes in the markets in which Granite Ridge competes;
•geopolitical risk and changes in applicable laws, legislation, or regulations, including those relating to environmental matters;
•cyber-related risks;
•the fact that reserve estimates depend on many assumptions that may turn out to be inaccurate and that any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves;
•the outcome of any known and unknown litigation and regulatory proceedings;
•limited liquidity and trading of Granite Ridge’s securities;
•acts of war or terrorism;
•market conditions and global, regulatory, technical, and economic factors beyond Granite Ridge’s control, including the potential adverse effects of the COVID-19 pandemic, or another major disease, affecting capital markets, general economic conditions, global supply chains and Granite Ridge’s business and operations;
•increasing regulatory and investor emphasis on, and attention to, environmental, social, and governance matters;

•our ability to establish and maintain effective internal control over financial reporting, including our ability to remediate the existing material weaknesses in our internal controls; and
•other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 under “Risk Factors,” as updated by any subsequent Forms 10-Q, which we file with the United States Securities and Exchange Commission (“SEC”).
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
You should carefully consider the statements in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(in thousands, except par value and share data)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$10,930	$50,833
Revenue receivable	65,702	72,287
Advances to operators	19,855	8,908
Prepaid costs and other	2,239	4,203
Derivative assets - commodity derivatives	16,608	10,089
Total current assets	115,334	146,320
Property and equipment:
Oil and gas properties, successful efforts method	1,154,886	1,028,662
Accumulated depletion	(417,442)	(383,673)
Total property and equipment, net	737,444	644,989
Long-term assets:
Other long-term assets	3,305	3,468
Total long-term assets	3,305	3,468
Total assets	$856,083	$794,777
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$69,601	$62,180
Other liabilities	2,350	1,523
Derivative liabilities - commodity derivatives	13	431
Total current liabilities	71,964	64,134
Long-term liabilities:
Long-term debt	25,000	—
Derivative liabilities - common stock warrants	6,624	11,902
Asset retirement obligations	5,916	4,745
Deferred tax liability	101,522	91,592
Total long-term liabilities	139,062	108,239
Total liabilities	211,026	172,373
Stockholders' Equity:
Common stock, $0.0001 par value, 431,000,000 shares authorized, 133,477,494 and 133,294,897 issued at March 31, 2023 and December 31, 2022, respectively	13	13
Additional paid-in capital	592,578	590,232
Retained earnings	54,496	32,388
Treasury stock, at cost, 311,133 and 25,920 shares at March 31, 2023 and December 31, 2022, respectively	(2,030)	(229)
Total stockholders' equity	645,057	622,404
Total liabilities and stockholders' equity	$856,083	$794,777
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Revenues:
Oil and natural gas sales	$91,310	$93,850
Operating costs and expenses:
Lease operating expenses	13,772	8,412
Production and ad valorem taxes	5,717	5,175
Depletion and accretion expense	33,852	16,125
General and administrative (including non-cash stock-based compensation of 1,059 for the three months ended March 31, 2023)	8,579	2,774
Total operating costs and expenses	61,920	32,486
Net operating income	29,390	61,364
Other income (expense):
Gain (loss) on derivatives - commodity derivatives	13,323	(28,395)
Interest expense	(339)	(525)
Gain on derivatives - common stock warrants	5,278	—
Total other income (expense)	18,262	(28,920)
Income before income taxes	47,652	32,444
Income tax expense	10,786	—
Net income	$36,866	$32,444

Net income per share:
Basic	$0.28	$0.24
Diluted	$0.28	$0.24
Weighted-average number of shares outstanding:
Basic	133,002	132,923
Diluted	133,002	132,923
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

Three Months Ended March 31, 2023
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of December 31, 2022	133,295	$13	$590,232	$32,388	(26)	$(229)	$622,404
Adoption of ASU No. 2016-13 (Note 2)	—	—	—	(118)	—	—	(118)
As of January 1, 2023	133,295	13	590,232	32,270	(26)	(229)	622,286
Grants of restricted stock	403	—	—	—	—	—	—
Cancellation of vesting shares	(221)	—	—	—	—	—	—
Vesting shares	—	—	1,287	—	—	—	1,287
Stock-based compensation	—	—	1,059	—	—	—	1,059
Purchase of treasury stock	—	—	—	—	(285)	(1,801)	(1,801)
Common stock dividend declared ($0.11 per share)	—	—	—	(14,640)	—	—	(14,640)
Net income	—	—	—	36,866	—	—	36,866
As of March 31, 2023	133,477	$13	$592,578	$54,496	(311)	$(2,030)	$645,057

Three Months Ended March 31, 2022
	Previous Partnerships' Capital Existing Until the Recapitalization of Granite Ridge Resources, Inc.	Total Equity
(in thousands)
As of December 31, 2021	$474,930	$474,930
Net income	32,444	32,444
As of March 31, 2022	$507,374	$507,374
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating activities:
Net income	$36,866	$32,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and accretion expense	33,852	16,125
(Gain) loss on derivatives - commodity derivatives	(13,323)	28,395
Net cash receipts from (payments on) commodity derivatives	6,386	(7,775)
Stock-based compensation	1,059	—
Amortization of deferred financing costs	163	10
Gain on derivatives - common stock warrants	(5,278)	—
Deferred income taxes	9,964	—
Other	(137)	—
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Revenue receivable	6,433	(14,019)
Accrued expenses	4,609	670
Prepaid and other expenses	65	53
Other payable	815	161
Net cash provided by operating activities	81,474	56,064
Investing activities:
Capital expenditures for oil and natural gas properties	(105,556)	(39,836)
Acquisition of oil and natural gas properties	(24,370)	(5,517)
Refund of advances to operators	—	750
Proceeds from the disposal of oil and natural gas properties	—	748
Net cash used in investing activities	(129,926)	(43,855)
Financing activities:
Proceeds from borrowing on credit facilities	25,000	5,000
Repayments of borrowing on credit facilities	—	(9,400)
Cash contributions	—	84
Payment of expenses related to formation of Granite Ridge Resources, Inc.	(43)	—
Purchase of treasury shares	(1,768)	—
Payment of dividends	(14,640)	—
Net cash provided by (used in) financing activities	8,549	(4,316)

Net change in cash and restricted cash	(39,903)	7,893
Cash and restricted cash at beginning of period	51,133	12,154
Cash and restricted cash at end of period	$11,230	$20,047

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$148	$17
Cash paid during the period for income taxes	$33	$—
Supplemental disclosure of non-cash investing activities:
Oil and natural gas property development costs in accrued expenses	$3,412	$10,413
Advances to operators applied to development of oil and natural gas properties	$26,299	$21,910
Cash and restricted cash:
Cash	$10,930	$19,747
Restricted cash included in other long-term assets	300	300
Cash and restricted cash	$11,230	$20,047
The accompanying notes are an integral part to these condensed consolidated financial statements.FT

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements

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
On October 24, 2022, the Business Combination closed and was accounted for as a reverse recapitalization and Grey Rock Energy Fund III (as defined below) was determined to be the accounting acquirer and Predecessor (as defined below). Unless otherwise indicated, for the periods prior to October 24, 2022, (i) the historical financial data in this Quarterly Report on Form 10-Q and (ii) the operating and other non-financial data disclosed in “Item II – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (collectively the “Financial Statement Sections”) reflect the combined business and operations of the Funds (as defined below).
Business Combination
On October 24, 2022 (the “Closing Date”), Granite Ridge and Executive Network Partnering Corporation, a Delaware corporation (“ENPC”), consummated the Business Combination pursuant to the terms of the Business Combination Agreement, dated as of May 16, 2022 (the “Business Combination Agreement”), by and among ENPC, Granite Ridge, ENPC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Granite Ridge (“ENPC Merger Sub”), GREP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Granite Ridge (“GREP Merger Sub”), and Granite Ridge Holdings, LLC, a Delaware limited liability company formerly known as GREP Holdings, LLC (“GREP”).
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
Immediately prior to the closing of the Transactions, the net assets of Grey Rock Energy Fund, L.P., a Delaware limited partnership (“Fund I”), Grey Rock Energy Fund II, L.P., a Delaware limited partnership (“Fund II-A”), Grey Rock Energy Fund II-B, L.P., a Delaware limited partnership (“Fund II-B”), and Grey Rock Energy Fund II-B Holdings, L.P., a Delaware limited partnership (“Fund II-B Holdings”, and together with Fund II-A and Fund II-B, collectively, “Fund II”), and Grey Rock Energy Fund III-A, L.P., a Delaware limited partnership (“Fund III-A”), Grey Rock Energy Partners Fund III-B, L.P., a Delaware limited partnership (“Fund III-B”), and Grey Rock Energy Fund III-B Holdings, L.P., a Delaware limited partnership (“Fund III-B Holdings” and together with Fund III-A and Fund III-B, collectively, “Fund III” or “Predecessor”) were transferred (through various intermediary entities) to GREP (the “GREP Formation Transaction”). Fund I, Fund II and Fund III are collectively referred to herein as the “Funds”.
At the special meeting of ENPC stockholders held in connection with the Business Combination, of the 41,400,000 shares of ENPC Class A common stock, public stockholders of 39,343,496 shares of ENPC Class A common stock exercised their rights to have those shares redeemed for cash at a redemption price of approximately $10.07 per share, or an aggregate of approximately $396.1 million. The holders of membership interests in GREP (the “Existing GREP Members”) and their direct and indirect members were issued 130.0 million shares of Granite Ridge common stock at the closing. Upon consummation of the Business Combination, each public stockholder’s ENPC common stock and ENPC warrants were automatically converted into an equivalent number of shares of Granite Ridge common stock and Granite Ridge warrants as a result of the Transactions. At the effective time of the Mergers, (i) 495,357 shares of ENPC Class F common stock were converted to 1,238,393 shares of ENPC Class A common stock (of which an aggregate of 220,348 shares were subsequently forfeited pursuant to the terms of the Sponsor Agreement, dated as of May 16, 2022, by and among ENPC, Granite Ridge, and certain other parties thereto (the “Sponsor Agreement”)) and the remaining shares of ENPC Class F common stock outstanding were automatically cancelled for no consideration (the “ENPC Class F Conversion”) (ii) all

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
other remaining shares of ENPC Class A common stock automatically cancelled without any conversion, payment or distribution (the “Sponsor Share Cancellation”) and (iii) all shares of ENPC Class B common stock outstanding were deemed transferred to ENPC and surrendered and forfeited for no consideration (the “ENPC Class B Contribution”). In January 2023, 220,348 of the 371,518 shares subject to vesting and forfeiture provisions under the terms of the Sponsor Agreement were forfeited.
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
Fund III, Fund I and Fund II were identified as entities under common control, in which all entities are ultimately controlled by the same party before and after the GREP Formation Transaction and therefore resulted in a change in reporting entity. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-50-45-5, for transactions between entities under common control, the consolidated financial statements for periods prior to the GREP Formation Transaction have been adjusted to retrospectively combine the previously separate entities for presentation purposes.
2.    Summary of Significant Accounting Policies
A complete discussion of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Principles of Consolidation
As it pertains to the periods prior to completion of the Business Combination, the financial statements have been presented on a combined historical basis due to the Funds' prior common ownership and control. Prior to the Business Combination, the financial statements include the accounts of the Funds, all of which were commonly owned and controlled. All inter-entity balances and transactions have been eliminated in combination.
As it pertains to the period subsequent to completion of the Business Combination, the accompanying condensed consolidated financial statements also include the accounts of the Company, and all other wholly owned subsidiaries created in connection with the Business Combination. References to the “Company” prior to October 24, 2022 refer to the combined business of the Funds and references after October 24, 2022 refer to the consolidated business of Granite Ridge Resources, Inc.
Basis of Presentation
As a result of the Business Combination, periods prior to October 24, 2022 reflect the Funds as limited partnerships, not as corporations. The primary financial impacts of the Transactions to the condensed consolidated financial statements were (i) reclassification of partnership capital accounts to equity accounts reflective of a corporation and (ii) income tax effects. Since the Funds were identified as entities under common control, the condensed consolidated financial statements for periods prior to the GREP Formation Transaction have been adjusted to retrospectively combine the previously separate entities for presentation purposes. All intercompany transactions within the consolidated businesses of the Company have been eliminated.
The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company operates in one operating segment, which is oil and natural gas development, exploration and production. All of our operations are conducted in the geographic area of the United States.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates of reserves are used to determine depletion and to conduct impairment analysis. The Company’s estimates of oil and natural gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Any significant variance in the assumptions could materially affect the estimated quantity of the reserves, which could affect the carrying value of the Company’s oil and natural gas properties and/or the rate of depletion related to the oil and natural gas properties.
Additional significant estimates include, but are not limited to, fair value of derivative financial instrument, fair value of business combinations, asset retirement obligations, revenue receivable and income taxes. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
Interim financial statements
The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the condensed consolidated balance sheet at December 31, 2022 is derived from audited combined consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company’s condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. In preparing the accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
Certain disclosures have been condensed in or omitted from these condensed consolidated financial statements. Accordingly, these notes to the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Revenue Receivable
Revenue receivable is comprised of accrued oil and natural gas sales. The operators remit payment for production directly to the Company. In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding revenue receivable balance at the date of non-performance. The Company monitors this exposure primarily by reviewing credit ratings, financial statements and payment history. Revenue receivables are generally unsecured and typically received from the operator one to three months after production. The Company had an allowance for expected credit losses of $0.2 million at March 31, 2023, which was based on a historical loss rate. The Company's allowance for doubtful accounts at December 31, 2022 was immaterial.
The Company considers forecasts of future economic conditions in the estimate of its expected credit losses, in particular whether there is an increase in the probability that the Company’s counterparties are unable to pay their obligations when due, and adjusts its allowance for expected credit losses, when necessary.
Advance to Operators
The Company participates in the drilling of oil and natural gas wells with other working interest partners. Due to the capital-intensive nature of oil and natural gas drilling activities, our partner operators may request advance payments from working interest partners for their share of the costs. The Company expects such advances to be applied by these operators against joint interest billings for its share of drilling operations within 90 days from when the advance is paid. Changes in

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
advances to operators are presented as an investing outflow within capital expenditures for oil and natural gas properties on the statement of cash flows.
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
Capitalized leasehold costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized drilling and development costs and integrated assets is based on the unit-of-production method using proved developed reserves. The Company recognized depletion expense of $33.8 million and $16.1 million for the three months ended March 31, 2023 and 2022, respectively.
Derivative Instruments- Commodity Derivatives
The Company recognizes its derivative instruments as either assets or liabilities measured at fair value. The Company nets the fair value of the derivative instruments by counterparty in the accompanying condensed consolidated balance sheets when the right of offset exists. The Company does not have any derivatives designated as fair value or cash flow hedges.
Derivative Instruments- Common Stock Warrants
The Company accounts for warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-operating gain or loss on the condensed consolidated statements of operations. For the period during which the Company’s common stock was publicly traded, the fair value of the warrants was based on quoted prices in an active market. Refer to Note 4 for further discussion on fair value considerations.
Revenue Recognition
The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. The Company recognizes revenue from its interests in the sales of oil and natural gas in the period that its performance obligations are satisfied.
Performance obligations are satisfied when the customer obtains control of the product, when the Company has no further obligations to perform related to the sale, when the transaction price has been determined, and when collectability is probable.
The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. The transaction price is variable as it is based on market prices for oil and natural gas, less revenue deductions such as gathering, transportation, and compression costs. Management has determined that the variable revenue constraint is overcome at the date control passes to the customer since the variable consideration to be received can be reasonably estimated based on daily market prices and historical transportation charges. Revenue is presented net of these costs within the condensed consolidated statements of operations. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated, and amounts due from customers are accrued in revenue receivable in the balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are insignificant.
The Company does not disclose the value of unsatisfied performance obligations under its contracts with customers as it applies the practical expedient in accordance with ASC 606. The expedient, as described in ASC 606-10-50-14(a), applies

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
Take-in Kind Oil and Natural Gas Revenues
Under certain arrangements, the Company has the right to take a volume of processed residue gas and/or natural gas liquids (“NGLs”) in-kind at the tailgate of the midstream customer’s processing plant in lieu of receiving a net payment from the operator representing its proportionate share of its natural gas production. The Company currently takes certain processed gas volumes in kind in lieu of monetary settlement but does not currently take NGL volumes in kind. When the Company elects to take volumes in kind, it pays third parties to transport the processed products it took in-kind to downstream delivery points, where it then sells to customers at prices applicable to those downstream markets. In such situations, revenues are recognized during the month in which control transfers to the customer at the delivery point and it is probable the Company will collect the consideration it is entitled to receive. Sales proceeds are generally received by the Company within one month after the month in which a sale has occurred. In these scenarios, gathering and processing costs and transportation expenses the Company incurs to transport the processed products to downstream customers are recorded in Lease Operating Expenses on the condensed consolidated statements of operations.
The Company’s disaggregated revenue has two primary sources: oil sales and natural gas sales. Substantially all of the Company’s oil and natural gas sales come from five geographic areas in the United States: the Eagle Ford Basin (Texas), the Permian Basin (Texas), the Haynesville Basin (Texas/Louisiana), the Denver-Julesburg “DJ” Basin (Colorado), and the Bakken Basin (Montana/North Dakota). The following tables present the disaggregation of the Company’s oil revenues and natural gas revenues by basin for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(in thousands)	2023	2022
Oil	$73,475	$72,586
Natural gas	17,835	21,264
Total	$91,310	$93,850

Permian	$51,810	$49,382
Eagle Ford	10,962	12,887
Bakken	13,075	16,352
Haynesville	8,947	5,438
DJ	6,516	9,791
Total	$91,310	$93,850
Stock-Based Compensation
Stock-based compensation expense is recognized in the Company’s financial statements on an accelerated basis over the awards’ vesting periods based on their grant date fair values. Restricted stock awards are valued at the closing price of our common stock on the date of grant. The Company utilizes the Monte Carlo simulation method to determine the fair value

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
of certain performance stock units (“PSUs”) and a Binomial Lattice model for stock options. The Company recognizes forfeitures on stock-based compensation awards as they occur.
Recently Issued and Applicable Accounting Pronouncements
The FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which replaces the current “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. This standard is intended to provide more timely decision-useful information about the expected credit losses on financial instruments. The adoption of this guidance on January 1, 2023 did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures. Revenue receivables is the primary financial asset that is within the scope of the new guidance. A loss-rate method is applied to the receivables to estimate credit losses. The Company recognized a tax effected $0.1 million non-cash cumulative effect adjustment to retained earnings on its opening consolidated balance sheet at January 1, 2023 to record an allowance for expected credit losses associated with the Company’s revenue receivables.
3.    Derivative Financial Instruments
The Company uses derivative financial instruments in connection with its oil and natural gas operations to provide an economic hedge of the Company’s exposure to commodity price risk associated with anticipated future oil and natural gas production. The Company does not hold or issue derivative financial instruments for trading purposes.
The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its condensed consolidated statements of operations as they occur.
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
A producer 3-way option contract is established with the sale of a short call option and the purchase of a long put option set to expire at a predetermined date in the future. However, the producer 3-way option contract also includes the sale of a short put option set to expire at a predetermined date in the future. The options give the owner the right but not the obligation to exercise the option at the expiration date.
The Company has master netting agreements with its counterparties, and therefore certain amounts may be presented on a net basis in the condensed consolidated balance sheets.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Volume of Derivative Activities
The following table sets forth the Company’s outstanding commodity derivative contracts as of March 31, 2023. All of the Company’s commodity derivative contracts at March 31, 2023 are expected to settle by December 31, 2023.

	2023
	Second Quarter	Third Quarter	Fourth Quarter	Total
Producer 3-way (oil)
Volume (Bbl)	340,263	228,659	208,488	777,410
Weighted-average sub-floor price ($/Bbl)	$62.22	$60.42	$60.43	$61.21
Weighted-average floor price ($/Bbl)	$77.89	$79.25	$80.00	$78.86
Weighted-average ceiling price ($/Bbl)	$99.23	$100.61	$101.92	$100.36
Collar (natural gas)
Volume (Mcf)	3,051,421	2,530,000	2,070,000	7,651,421
Weighted-average floor price ($/Mcf)	$4.12	$4.25	$4.50	$4.27
Weighted-average ceiling price ($/Mcf)	$5.63	$5.90	$6.35	$5.91
The following table summarizes the amounts reported in the condensed consolidated statements of operations related to the commodity derivative instruments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Gain (loss) on commodity derivatives
Oil derivatives	$15,097	$(19,579)
Natural gas derivatives	(1,774)	(8,816)
Total	$13,323	$(28,395)
The following table represents the Company’s net cash receipts (payments on) commodity derivatives for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$1,953	$(6,464)
Natural gas derivatives	4,433	(1,311)
Total	$6,386	$(7,775)
Common Stock Warrants
On October 24, 2022, in connection with the Business Combination, the Company issued 10,349,975 common stock warrants. Each warrant entitles the holder to purchase one share of Granite Ridge’s common stock at an exercise price of $11.50 per share. The common stock warrants became exercisable 30 days after the completion of the Business Combination and will expire five-years after the completion of the Business Combination. The Company has the right to redeem the common stock warrants at a price of $0.01 per warrant when the price of Granite Ridge’s common stock equals or exceeds $18.00 for 20 days within a 30-day trading period.
The fair value of the common stock warrants was $6.6 million and $11.9 million as of March 31, 2023 and December 31, 2022, respectively. We recognized a gain of $5.3 million during the three months ended March 31, 2023 from the change in fair value of the warrant liability in the condensed consolidated statements of operations. No common stock warrants have been exercised as of March 31, 2023.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments - commodity derivatives	$16,608	$16,608	$10,089	$10,089

Liabilities:
Derivative instruments - common stock warrants	$6,624	$6,624	$11,902	$11,902
Revolving credit facilities	$25,000	$25,000	$—	$—
Derivative instruments - commodity derivatives	$13	$13	$431	$431
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. The Company nets the fair value of commodity derivative instruments by counterparty in the Company’s condensed consolidated balance sheets.

	March 31, 2023
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Assets (at fair value):
Commodity derivatives – current portion	$—	$18,941	$—	$18,941	$(2,333)	$16,608
Liabilities (at fair value):
Commodity derivatives – current portion	—	(2,346)	—	(2,346)	2,333	(13)
Warrant liability – noncurrent portion	(6,624)	—	—	(6,624)	—	—
Net derivative instruments	$(6,624)	$16,595	$—	$9,971	$—	$16,595

	December 31, 2022
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Assets (at fair value):
Commodity derivatives – current portion	$—	$20,197	$—	$20,197	$(10,108)	$10,089
Liabilities (at fair value):
Commodity derivatives – current portion	—	(10,539)	—	(10,539)	10,108	(431)
Warrant liability - noncurrent portion	(11,902)	—	—	(11,902)	—	—
Net derivative instruments	$(11,902)	$9,658	$—	$(2,244)	$—	$9,658

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
5.    Acquisitions and Divestitures
2023 Acquisitions
During the three months ended March 31, 2023, the Company acquired various oil and natural gas properties. Acquisitions during the three months ended March 31, 2023 qualified as asset acquisitions. These included the following transactions:
Permian Basin - During the three months ended March 31, 2023, the Company closed on various acquisitions of unproved oil and natural gas properties for a total purchase price of $9.6 million in the Permian Basin.
DJ Basin - During the three months ended March 31, 2023, the Company closed on an acquisition of proved developed producing oil and natural gas properties in the DJ Basin. As consideration for the entire acquisition, the Company paid $18.0 million in cash, of which $1.9 million was held in escrow and paid during 2022. Asset retirement obligations incurred and acquired were $0.9 million.
2022 Acquisitions
Permian Basin - During the three months ended March 31, 2022, the Company acquired various proved and unproved oil and natural gas properties in the Permian Basin for $5.5 million.
2022 Divestitures
Eagle Ford Basin - During the three months ended March 31, 2022, the Company sold a partial unit of oil and natural gas properties in the Eagle Ford Basin for $0.7 million.
6.    Stock Incentive Plan
In connection with the closing of the Transactions, the Company’s Board of Directors adopted the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan (the “Plan”), which provides for granting, among others, stock options, restricted stock awards, PSUs and other awards to directors, officers, employees and consultants or advisors employed by or providing service to the Company.
During the first quarter of 2023, the Company issued restricted stock awards, stock awards, stock options, and PSUs. Stock-based compensation expense during the three months ended March 31, 2023 was $1.1 million.
Restricted Stock Awards - The Company may award restricted stock to its employees and consultants under the Plan. All restricted shares are legally issued and outstanding. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. The holders of unvested restricted stock awards have voting rights and the right to receive dividends. The restricted stock awards generally vest over a period of three years.
PSUs - The Company may award PSUs to its employees and consultants under the Plan. The PSUs vest over a period of approximately three years with the total number of shares determined based upon certain performance criteria. Under the terms of our PSU grants, awards are granted to certain officers and are subject to “financial performance” and “market performance” criteria for the Company and to individual performance criteria for the officers awarded PSUs. Financial performance is based on the Company's financial performance at the end of the performance period, while market performance is based on the relative standing of total shareholder return achieved by the Company compared to a predetermined group of peer companies at the end of the performance period. Individual performance criteria is based on the officers' performance relative to individual performance goals at the end of the performance period. The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts.
Stock Options - The Company may award stock options to its employees and consultants under the Plan. The Company's outstanding stock options have been granted to certain officers and expire in 10 years following the date of grant. Pursuant to the stock options granted under the Plan, 33% of the options vested immediately with an additional 33% to vest on each of the next two anniversaries of the date of the grant. Of the stock options granted in the first quarter of 2023, 72,108 of the

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
stock options have an exercise price per share of $5.02, and 320,000 of the stock options have an exercise price per share of $9.22.
Other Awards - The Company may issue other awards to its employees and consultants under the Plan. During the first quarter of 2023, the Company issued 94,007 fully vested stock awards as other awards under the Plan. Weighted average grant date fair value of other awards was $8.51.
A summary of the Company's activity under the Plan for the restricted stock awards, PSUs and stock options for the three months ended March 31, 2023 is presented below:

	Restricted Stock Awards	Performance Stock Units	Stock Options
Outstanding at December 31, 2022	—	—	—
Awards granted (1)	308,938	26,574	392,108
Awards vested	—	—	(130,702)
Outstanding at March 31, 2023	308,938	26,574	261,406

(1) Weighted average grant date fair value per share/unit	$5.72	$6.01	$0.82
7.    Income Taxes
In 2022, the Company became the sole owner of GREP. GREP is a disregarded entity for U.S. federal income tax purposes. Prior to the Business Combination, GREP and the associated activities held by the Funds were treated as partnerships for U.S. federal income tax purposes and were not subject to U.S. federal income tax. Any taxable income or loss generated prior to the Business Combination was passed through to and included in the taxable income or loss of its members. As a result of the Business Combination, the Funds' net assets were transferred to the Company resulting in carryover tax basis of those assets. The Company is a C corporation and subject to U.S. federal income tax and state and local income taxes.
The Company records income taxes through the use of an estimated annual effective tax rate and specific events that are discretely recognized as they occur. For the three months ended March 31, 2023, the Company recorded an income tax expense of $10.8 million.
At the end of each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The Company's effective income tax rate was 22.6% for the three months ended March 31, 2023. The effective tax rate differs from the enacted statutory rate of 21% primarily due to the impact of state income taxes.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of March 31, 2023 and December 31, 2022, the Company had no unrecognized tax benefits and did not recognize any interest or penalties during those respective periods related to unrecognized tax benefits.
On August 16, 2022, the Inflation Reduction Act (the "IRA") was enacted into law and includes significant changes related to tax, climate change, energy and health care. The provisions within IRA, among other things, include (i) a new 15% corporate alternative minimum tax on certain large corporations, (ii) a new nondeductible 1% excise tax on the value of certain stock that a company repurchases, and (iii) various tax incentives for energy and climate initiatives. Each of these provisions are effective for tax years beginning after December 31, 2022. The Department of Treasury is expected to publish regulations relevant to many aspects of the IRA. The Company is currently awaiting such guidance and continues to evaluate the effect of the new law to its future cash flows and financial results. The Company currently expects no impact of the corporate alternative minimum tax on income tax expense for the 2023 tax year.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
8.    Debt
The carrying value of the Company's total debt was $25.0 million at March 31, 2023. We had no debt outstanding at December 31, 2022.
Granite Ridge Credit Agreement
On October 24, 2022, Granite Ridge entered into a senior secured revolving credit agreement (the “Credit Agreement”) among Granite Ridge, as borrower, Texas Capital Bank, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement has a maturity date of five years from the effective date thereof.
The Credit Agreement provides for aggregate elected commitments of $150.0 million, an initial borrowing base of $325.0 million and an aggregate maximum revolving credit amount of $1.0 billion. The borrowing base is scheduled to be redetermined semiannually on or about April 1 and October 1 of each calendar year, commencing April 1, 2023, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Our spring redetermination is currently in process. Additionally, the borrower and each of the Required Lenders (as defined in the Credit Agreement) may request one unscheduled redetermination of the borrowing base between each scheduled redetermination. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with the oil and gas lending criteria of the lenders at the time of the relevant redetermination. The amount Granite Ridge is able to borrow under the Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing, and other provisions of the Credit Agreement.
At March 31, 2023, we had outstanding borrowings of $25.0 million and no outstanding letters of credit under the Credit Agreement, resulting in availability of $125.0 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all assets of the Company and its restricted subsidiaries.
Borrowings under the Credit Agreement may be base rate loans or secured overnight financing rate (“SOFR”) loans. Interest for base rate loans and SOFR loans is payable at the end of the applicable interest period. SOFR loans bear interest at SOFR plus an applicable margin ranging from 250 to 350 basis points, depending on the percentage of the borrowing base utilized, plus an additional 10, 15 or 20 basis point credit spread adjustment for a one, three or six month interest period, respectively. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the U.S. prime rate as published by the Wall Street Journal; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points, plus an applicable margin ranging from 150 to 250 basis points, depending on the percentage of the borrowing base utilized. We also pay a commitment fee on unused elected commitment amounts under its facility of 50 basis points. We may repay any amounts borrowed under the Credit Agreement prior to the maturity date without any premium or penalty.
The Credit Agreement contains certain financial covenants, including the maintenance of the following financial ratios:
(i)a leverage ratio, which is the ratio of Consolidated Total Debt to EBITDAX (each as defined in the Credit Agreement), subject to certain adjustments, of not greater than 3.00 to 1.00 as of the last day of any fiscal quarter (commencing with the fiscal quarter ending December 31, 2022), and
(ii)a current ratio (as defined in the Credit Agreement), subject to certain adjustments, of not less than 1.00 to 1.00 as of the last day of any fiscal quarter (commencing with the fiscal quarter ending December 31, 2022).
At March 31, 2023, the Company, was in compliance with all covenants required by the Credit Agreement.
9.    Equity
As a result of the Business Combination, periods prior to October 24, 2022 reflect Granite Ridge as a limited partnership, not a corporation.
On the date of the Transactions, the capital of the Funds consisted of general partner interests and limited partner interests. The general partner interest was a management interest. The general partners of each of the Funds were granted full and

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
complete power and authority to manage and conduct the business and affairs of the Funds and to take all such actions as they deemed necessary or appropriate to accomplish the purpose of the Funds. In connection with the Business Combination, the net assets of the Funds were transferred to GREP, which became a wholly-owned subsidiary of Granite Ridge. For additional information regarding the Business Combination, see Note 1.
Common Stock Dividends - The Company paid dividends of $14.6 million, or $0.11 per share during the three months ended March 31, 2023. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
Stock Repurchase Program - In December 2022, the Company announced that its Board of Directors approved a stock repurchase program for up to $50.0 million of the Company’s common stock through December 31, 2023. Under the stock repurchase program, the Company can repurchase shares of its common stock from time to time in open market transactions or in privately negotiated transactions as permitted under applicable rules and regulations. The Board of Directors of the Company may limit or terminate the stock repurchase program at any time without prior notice, but, with no further action of the Board of Directors of the Company, the stock repurchase program will terminate on December 31, 2023.
During the three months ended March 31, 2023, the Company repurchased 273,017 shares under the program at an aggregate cost of $1.7 million. As of March 31, 2023, the Company had repurchased a total of 298,937 shares since the inception of the program at an aggregate cost of $1.9 million. The extent to which the Company repurchases its shares of common stock, and the timing of such repurchases, will depend upon market conditions and other considerations as may be considered in the Company’s sole discretion.
Vesting Shares
As discussed in Note 1, 495,357 shares of Class F common stock of ENPC were converted into 1,238,393 shares of Class A common stock of ENPC, 371,518 of which became subject to certain vesting and forfeiture provisions upon their conversion to the Company’s common stock in accordance with the Business Combination Agreement (the “Vesting Shares”). Based on an assessment of the Vesting Shares, the Company considered ASC 480 and accounted for the Vesting Shares as a liability. The Company recorded a liability related to the Vesting Shares of $1.3 million as of December 31, 2022. In January 2023, the Company reversed this liability and the related additional paid-in capital when 151,170 of these shares vested. The remaining shares were forfeited.
10.    Related Party Transactions
On the Closing Date of the Business Combination, Grey Rock Administration, LLC (the “Manager”) entered into a Management Services Agreement with Granite Ridge (the “MSA”). Under the MSA, the Manager will provide general management, administrative, and operating services covering the oil and gas assets and other properties of the Company and other day-to-day business and affairs of the Company. In accordance with the MSA, the Company shall pay the Manager an annual services fee of $10.0 million and shall reimburse the Manager for certain Granite Ridge group costs related to the operation of the Company’s assets (including for third party costs allocated or attributable to the assets of the Company). The initial term of the MSA expires on April 30, 2028; however, the MSA will automatically renew for additional consecutive one-year renewal terms until terminated in accordance with its terms. Upon any termination of the MSA, the Manager shall provide transition services for a period of up to 90 days. For the three months ended March 31, 2023, service fees for the Company under the MSA were approximately $2.5 million.
Prior to the Transactions, the Funds paid management fees to an investment advisor under common control with the Funds as compensation for providing managerial services to the Company.
For the three months ended March 31, 2022, total management fees for the Company were approximately $1.5 million and are included in general and administrative expenses within the accompanying condensed consolidated statements of operations.
11.    Risk Concentrations
As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the development,

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
Derivative Counterparties - The Company uses credit and other financial criteria to evaluate the creditworthiness of counterparties to its derivative instruments. The Company believes that all of its derivative counterparties are currently acceptable credit risks. All of the Company’s outstanding derivative instruments are covered by either International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Credit Agreement or parties under the intercreditor agreement related to the Credit Agreement. The Company’s obligation under the derivative instruments are secured pursuant to the Credit Agreement, and no additional collateral had been posted by the Company.
12.    Earnings Per Share
The Company uses the two-class method of calculating earnings per share because certain of the Company’s unvested stock-based awards qualify as participating securities.
The Company’s basic earnings (loss) per share attributable to common stockholders is computed as (i) net income (loss) as reported, (ii) less participating basic earnings (iii) divided by weighted average basic common shares outstanding. The Company’s diluted earnings (loss) per share attributable to common stockholders is computed as (i) basic earnings (loss) attributable to common stockholders, (ii) plus reallocation of participating earnings (iii) divided by weighted average diluted common shares outstanding.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
The following table presents the basic and diluted earnings per share computations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$36,866	$32,444
Participating basic earnings (a)	(22)	—
Basic earnings (loss) attributable to common stockholders	36,844	32,444
Reallocation of participating earnings	—	—
Diluted earnings (loss) attributable to common stockholders	$36,844	$32,444

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	133,002	132,923
Dilutive performance stock units	—	—
Dilutive stock options	—	—
Weighted average common shares outstanding – diluted	133,002	132,923

Net income (loss) per common share:
Basic	$0.28	$0.24
Diluted	$0.28	$0.24
(a) Unvested restricted stock awards represent participating securities because they participate in nonforfeitable dividends or distributions with the common equity holders of the Company. Participating earnings represent the distributed and undistributed earnings of the Company attributable to the participating securities. Unvested restricted stock awards do not participate in undistributed net losses as they are not contractually obligated to do so.
The following table is a summary of the PSUs, stock options, and warrants, which were not included in the computation of diluted earnings per share, as inclusion of these items would be antidilutive.

	Three Months Ended March 31,
	2023	2022
Number of antidilutive common shares:
Antidilutive warrants	10,349,975	—
Antidilutive performance stock units	4,796	—
Antidilutive stock options	47,924	—
Total antidilutive common shares	10,402,695	—
13.    Subsequent Events
New commodity derivative contracts
After March 31, 2023, the Company entered into the following derivative contracts to hedge additional amounts of estimated future production:

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements

	2023				2024	2025
	Second Quarter	Third Quarter	Fourth Quarter	Total	Total	Total
Collar (oil)
Volume (Bbl)	18,648	48,618	29,304	96,570	486,846	—
Weighted-average floor price ($/Bbl)	$61.50	$61.50	$61.50	$61.50	$58.63	$—
Weighted-average ceiling price ($/Bbl)	$81.60	$81.60	$81.60	$81.60	$78.13	$—
Collar (natural gas)
Volume (Mcf)	—	—	16,650	16,650	1,768,896	766,566
Weighted-average floor price ($/Mcf)	$—	$—	$3.04	$3.04	$3.24	$3.68
Weighted-average ceiling price ($/Mcf)	$—	$—	$4.63	$4.63	$4.89	$5.45
Swaps (natural gas)
Volume (Mcf)	1,058,940	950,382	297,036	2,306,358	—	—
Weighted-average price ($/Mcf)	$3.25	$3.25	$3.25	$3.25	$—	$—
14.    Supplementary Data
Capitalized Costs

(in thousands)	March 31, 2023	December 31, 2022
Oil and natural gas properties:
Proved	$1,114,785	$996,573
Unproved	40,101	32,089
Less: accumulated depletion	(417,442)	(383,673)
Net capitalized costs for oil and natural gas properties	$737,444	$644,989
Costs Incurred for Oil and Natural Gas Producing Activities

	Three Months Ended March 31,
(in thousands)	2023	2022
Property acquisition costs:
Proved	$17,989	$5,060
Unproved	9,630	457
Development costs	98,606	60,901
Total costs incurred for oil and natural gas properties	$126,225	$66,418

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
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
The following discussion contains “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. Please read “Cautionary Note Regarding Forward‑Looking Statements.” Also, please read the risk factors and other cautionary statements described under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this report. We assume no obligation to update any of these forward‑looking statements, except as required by applicable law.
Overview
Granite Ridge is a scaled, non-operated oil and gas exploration and production company. We own a portfolio of wells and acreage across the Permian and four other unconventional basins across the United States. Rather than drill wells ourselves, we increase asset diversity and decrease overhead by investing in a smaller piece of a larger number of high-graded wells drilled by proven public and private operators. As a non-operating partner, we pay our pro rata share of expenses related to operation of those wells, but we are not burdened by long-term contracts and drilling obligations common to operators.
The financial results presented in this section consist of the historical results of the combined Funds (as defined below), which at the closing of the Business Combination effectively became the historical results of Granite Ridge. Quarterly information related to the Results of Operations for Granite Ridge for the three months ended March 31, 2022 were derived from the unaudited consolidated financial statements of Grey Rock Energy Fund, L.P., a Delaware limited partnership (“Fund I”), and the unaudited combined financial statements of Grey Rock Energy Fund II, L.P., a Delaware limited partnership (“Fund II-A”), Grey Rock Energy Fund II-B, L.P., a Delaware limited partnership (“Fund II-B”), and Grey Rock Energy Fund II-B Holdings, L.P., a Delaware limited partnership (“Fund II-B Holdings”, and together with Fund II-A and Fund II-B, collectively, “Fund II”), and Grey Rock Energy Fund III-A, L.P., a Delaware limited partnership (“Fund III-A”), Grey Rock Energy Partners Fund III-B, L.P., a Delaware limited partnership (“Fund III-B”), and Grey Rock Energy Fund III-B Holdings, L.P., a Delaware limited partnership (“Fund III-B Holdings” and together with Fund III-A and Fund III-B, collectively, “Fund III” or “Predecessor”). Fund I, Fund II and Fund III are collectively referred to herein as the “Funds.”
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
For additional information on the Business Combination See Note 1 in the Notes to Condensed Consolidated Financial Statements.
Selected Factors That Affect Our Operating Results
Our revenues, cash flows from operations and future growth depend substantially upon:
•the timing and success of drilling and production activities by our operating partners;
•the prices and the supply and demand for oil and natural gas;
•the quantity of oil and natural gas production from the wells in which we participate;
•changes in the fair value of the derivative instruments we use to reduce our exposure to fluctuations in the price of oil and natural gas;
•our ability to continue to identify and acquire high-quality acreage and drilling opportunities; and
•the level of our operating expenses.
In addition to the factors that affect companies in our industry generally, the location of substantially all of our acreage in the Eagle Ford, Permian, Bakken, Haynesville and Denver-Julesburg Basins subjects our operating results to factors specific to these regions. These factors include the potential adverse impact of weather on drilling, production and transportation activities, particularly during the winter and spring months, as well as infrastructure limitations, transportation capacity, regulatory matters, and other factors that may specifically affect one or more of these regions.
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
Our oil price differential to the NYMEX benchmark price during three months ended March 31, 2023 and 2022 was $0.15 per barrel and $(0.94) per barrel, respectively. Our natural gas price differential during three months ended March 31, 2023 and 2022 was $(0.12) per Mcf, $0.83 per Mcf, respectively.
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
Historically, commodity prices have been volatile, and we expect that volatility to continue in the future.
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

Prices for various quantities of natural gas and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Average NYMEX Prices (1)
Oil (per Bbl)	$75.99	$95.09
Natural gas (per Mcf)	2.77	4.59
(1)Based on average NYMEX closing prices.
For the three months ended March 31, 2023, the average NYMEX oil pricing was $75.99 per barrel of oil or 20% lower than the average NYMEX price per barrel for the three months ended March 31, 2022. Our settled derivatives increased our realized oil price per barrel by $2.02 for the three months ended March 31, 2023 and decreased our realized oil price per barrel by $8.38 for the three months ended March 31, 2022. For the three months ended March 31, 2023, our average realized oil price per barrel after reflecting settled derivatives was $78.16 compared to $85.77 for the three months ended March 31, 2022.
For the three months ended March 31, 2023, the average NYMEX natural gas pricing was $2.77 per Mcf, or 40% lower than the average NYMEX price per Mcf for the three months ended March 31, 2022. Our settled derivatives increased our realized natural gas price per Mcf by $0.66 for three months ended March 31, 2023 and decreased our realized natural gas price per Mcf by $0.33 for the three months ended March 31, 2022. For the three months ended March 31, 2023, our average realized natural gas price per Mcf after reflecting settled derivatives was $3.31 compared to $5.09 for the three months ended March 31, 2022.

Results of Operations
The following table sets forth summary production and operating data for the periods indicated. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three months ended March 31,
	2023	2022
Net Sales (in thousands):
Oil sales	$73,475	$72,586
Natural gas sales	17,835	21,264
Total revenues	91,310	93,850

Net Production:
Oil (MBbl)	965	771
Natural gas (MMcf)	6,720	3,920
Total (MBoe)(1)	2,085	1,424
Average Daily Production:
Oil (Bbl)	10,722	8,567
Natural gas (Mcf)	74,667	43,556
Total (Boe)(1)	23,167	15,826

Average Sales Prices:
Oil (per Bbl)	$76.14	$94.15
Effect of gain (loss) on settled oil derivatives on average price (per Bbl)	2.02	(8.38)
Oil net of settled oil derivatives (per Bbl) (2)	78.16	85.77

Natural gas sales (per Mcf)	2.65	5.42
Effect of gain (loss) on settled natural gas derivatives on average price (per Mcf)	0.66	(0.33)
Natural gas sales net of settled natural gas derivatives (per Mcf) (2)	3.31	5.09

Realized price on a Boe basis excluding settled commodity derivatives	43.79	65.89
Effect of gain (loss) on settled commodity derivatives on average price (per Boe)	3.06	(5.46)
Realized price on a Boe basis including settled commodity derivatives (2)	46.85	60.43

Operating Expenses (in thousands):
Lease operating expenses	$13,772	$8,412
Production and ad valorem taxes	5,717	5,175
Depletion and accretion expense	33,852	16,125
General and administrative	8,579	2,774
Costs and Expenses (per Boe):
Lease operating expenses	$6.61	$5.91
Production and ad valorem taxes	2.74	3.63
Depletion and accretion	16.24	11.32
General and administrative	4.11	1.95

Net Producing Wells at Period-End:	152.18	122.22
(1)Natural gas is converted to Boe using the ratio of one barrel of oil to six Mcf of natural gas.
(2)The presentation of realized prices including settled commodity derivatives is a result of including the net cash receipts from (payments on) commodity derivatives that are presented in our condensed consolidated statements of cash flows. This presentation of average prices with derivatives is a means by which to reflect the actual cash performance of our commodity derivatives for the respective periods and presents oil and natural gas prices with derivatives in a manner consistent with the presentation generally used by the investment community.

Oil and Natural Gas Sales
Our revenues vary from year to year primarily due to changes in realized commodity prices and production volumes. Our oil and natural gas sales for the three months ended March 31, 2023 decreased 3% from the same period in 2022, driven by the decrease in realized prices, excluding the effect of settled commodity derivatives, partially offset by the increase in production. The lower average realized prices were driven by lower average NYMEX oil and natural gas prices.
Production from oil and gas properties increased because of drilling success and the acquisition of additional net revenue interests. This increase in production is offset by the natural decline of the production rate of existing oil and natural gas wells. The number of wells we participated in increased from 122.22 net wells on March 31, 2022 to 152.18 net wells on March 31, 2023.
Lease Operating Expenses
Lease operating expenses were $13.8 million ($6.61 per Boe) for the three months ended March 31, 2023, an increase of 64% from $8.4 million ($5.91 per Boe) during the same period in 2022. The increase was primarily due to an increase in well count due to acquisitions and additional wells successfully drilled and completed, higher transportation and gathering expenses related to certain take-in kind arrangements, and overall increased cost of services. Transportation and gathering expenses related to certain take-in kind arrangements increased from $0.3 million for the three months ended March 31, 2022 to $1.1 million for the three months ended March 31, 2023. The increase in lease operating expenses per Boe was primarily due to the increase in lease operating expenses noted above, partially offset by the increase in production.
Production and Ad Valorem Taxes
We pay production taxes based on realized oil and natural gas sales. Production taxes were $5.1 million ($2.44 per Boe) for the three months ended March 31, 2022 compared to $4.9 million ($3.47 per Boe) during the same period in 2022. As a percentage of oil and natural gas sales, our production taxes were 6% and 5% during the three months ended March 31, 2023 and 2022, respectively.
Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.
Ad valorem taxes increased by $0.4 million during the three months ended March 31, 2023 as compared to the same period in 2022, primarily due to additional wells drilled and completed and new wells acquired.
Depletion and Accretion
Depletion and accretion was $33.9 million ($16.24 per Boe) for the three months ended March 31, 2023, an increase of 110% from $16.1 million ($11.32 per Boe) during the same period in 2022. The increase in depletion and accretion expense was primarily due to the increase in depletion expense primarily due to the increase in production.
General and Administrative
The following table provides components of our general and administrative expenses for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022
General and administrative expenses	$7,520	$2,774
Non-cash stock-based compensation	1,059	—
Total general and administrative expenses	$8,579	$2,774
Total general and administrative expenses were $8.6 million ($4.11 per Boe) for the three months ended March 31, 2023, an increase of 209% from $2.8 million ($1.95 per Boe) during the same period in 2022. The increase was primarily due to stock-based compensation of $1.1 million, annual compensation accruals related to the Company's officers, higher professional services and legal costs and $2.5 million for the three months ended March 31, 2023 that Granite Ridge paid for services under the Management Services Agreement. Prior to the closing of the Business Combination, for the three months ended March 31, 2022, the Funds paid $1.5 million in management fees to an investment advisor. See Note 10 in the Notes to the Condensed Consolidated Financial Statements for additional information on management fees. The increase in stock-based compensation was due to the issuance of restricted stock awards, stock awards, stock options and PSUs. See Note 6 in the Notes to the Condensed Consolidated Financial Statements for additional information on stock-based compensation.
Gain/(Loss) on Derivatives – Commodity Derivatives
The following table sets forth the gain (loss) on derivatives for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Gain (loss) on commodity derivatives
Oil derivatives	$15,097	$(19,579)
Natural gas derivatives	(1,774)	(8,816)
Total	$13,323	$(28,395)
The following table represents our net cash receipts from (payments on) derivatives for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$1,953	$(6,464)
Natural gas derivatives	4,433	(1,311)
Total	$6,386	$(7,775)
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
Interest Expense
Interest expense was $0.3 million for the three months ended March 31, 2023 compared to $0.5 million for the three months ended March 31, 2022. The decrease in interest expense during three months ended March 31, 2023 as compared to 2022 was primarily due to lower average outstanding balance on the revolving credit facility and higher capitalized interest, partially offset by the increase in interest rates and amortization of deferred financing costs.
Gain on Derivatives – Common Stock Warrants
We recognized a gain of $5.3 million during three months ended March 31, 2023 from the change in fair value of the warrant liability. See Note 3 in the Notes to the Condensed Consolidated Financial Statements for additional information on the common stock warrants.
Income Tax Expense (Benefit)
We recorded an income tax expense of $10.8 million for the three months ended March 31, 2023. There was no income tax expense (benefit) for the three months ended March 31, 2022. The change in income tax expense during the three months ended March 31, 2023, compared with the same period in 2022, was due to the fact that the Funds were treated as partnerships for U.S. federal income tax purposes and, as such, the partners of the Funds reported their share of the Fund’s income or loss on their respective income tax returns. In contrast, Granite Ridge is a corporation for U.S. federal income tax purposes and is subject to U.S. federal income taxes on any income or loss from the operation of the

Company’s assets following the Business Combination on October 24, 2022. The effective income tax rate differs from the statutory rate primarily due to the impact of state income taxes. See Note 7 to the Notes to the Condensed Consolidated Financial Statements for additional discussion of income taxes.
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
As of March 31, 2023, we had $25.0 million of debt outstanding under our senior secured revolving credit agreement ("Credit Agreement"). We had $135.9 million of liquidity as of March 31, 2023, consisting of $125.0 million of committed borrowing availability under the Credit Agreement and $10.9 million of cash on hand.
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
Common Stock Dividends
We paid dividends of $14.6 million, or $0.11 per share during the first quarter of 2023. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
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
During the three months ended March 31, 2023, we repurchased 273,017 shares under the program at an aggregate cost of $1.7 million. As of March 31, 2023, we had repurchased a total of 298,937 shares since the inception of the program at an aggregate cost of $1.9 million. The extent to which we repurchase our shares of common stock, and the timing of such repurchases, will depend upon market conditions and other considerations as may be considered in our sole discretion.

Cash Flows
The following table summarizes our changes in cash and cash equivalents for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$81,474	$56,064
Net cash used in investing activities	(129,926)	(43,855)
Net cash provided by (used in) financing activities	8,549	(4,316)
Net change in cash	$(39,903)	$7,893
Cash Flows from Operating Activities
The primary factors impacting our cash flows from operating activities generally include: (i) levels of production from our oil and natural gas properties, (ii) prices we receive from sales of oil and natural gas production, including settlement proceeds or payments related to our commodity derivatives, (iii) operating costs of our oil and natural gas properties, (iv) costs of our general and administrative activities and (v) interest expense. Our cash flows from operating activities have historically been impacted by fluctuations in oil and natural gas prices and our production volumes.
The $25.4 million increase in operating cash flows during the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to $6.4 million of settlements received from commodity derivatives during the three months ended March 31, 2023, as compared to $7.8 million of settlements paid on commodity derivatives during the same period in 2022.
Our net cash provided by operating activities included a benefit of $11.9 million and a reduction of $13.1 million for the three months ended March 31, 2023 and 2022, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.
Cash Flows from Investing Activities
For the three months ended March 31, 2023, our net cash used in investing activities was $129.9 million, which consisted primarily of $105.6 million of capital expenditures for oil and natural gas properties and $24.4 million of acquisitions of oil and natural gas properties.
For the three months ended March 31, 2022, our net cash used in investing activities was $43.9 million, which consisted primarily of $39.8 million of capital expenditures for oil and natural gas properties and $5.5 million of acquisitions of oil and natural gas properties.
Cash Flows from Financing Activities
For the three months ended March 31, 2023, our net cash provided by financing activities was $8.5 million, primarily due to $25.0 million of borrowings under our Credit Agreement, partially offset by $14.6 million of dividends paid on our common stock and $1.8 million of common stock repurchases.
For the three months ended March 31, 2022, our net cash used in financing activities was $4.3 million, primarily due to net repayments of borrowings under the credit facilities.
Granite Ridge Credit Agreement
On October 24, 2022, the Funds terminated their revolving credit facilities, and we entered into the Credit Agreement among us, as borrower, Texas Capital Bank, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement has a maturity of five years from the effective date thereof.
The Credit Agreement provides for aggregate elected commitments of $150.0 million, an initial borrowing base of $325.0 million and an aggregate maximum revolving credit amount of $1.0 billion. The borrowing base is scheduled to be redetermined semiannually on or about April 1 and October 1 of each calendar year, commencing April 1, 2023, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Our spring redetermination is currently in process. Additionally, each of the Company and the Required Lenders (as defined in the Credit Agreement) may request one unscheduled redetermination of the borrowing base between each scheduled redetermination. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with the oil and gas lending criteria of the lenders at the time of the relevant redetermination. The amount we are able to borrow under the Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Credit Agreement.
As of March 31, 2023, we had $25.0 million of outstanding debt under our Credit Agreement, resulting in committed borrowing availability of $125.0 million. The Credit Agreement is guaranteed by our restricted subsidiaries and is secured by a first priority mortgage and security interest in substantially all of our assets and our restricted subsidiaries.
Borrowings under the Credit Agreement may be base rate loans or secured overnight financing rate (“SOFR”) loans. Interest for base rate loans and SOFR loans is payable at the end of the applicable interest period. SOFR loans bear interest at SOFR plus an applicable margin ranging from 250 to 350 basis points, depending on the percentage of the borrowing base utilized, plus an additional 10, 15 or 20 basis point credit spread adjustment for a one, three or six month interest period, respectively. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the U.S. prime rate as published by the Wall Street Journal; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points, plus an applicable margin ranging from 150 to 250 basis points, depending on the percentage of the borrowing base utilized. We also pay a commitment fee on unused elected commitment amounts under its facility of 50 basis points. We may repay any amounts borrowed under the Credit Agreement prior to the maturity date without any premium or penalty.
The Credit Agreement also contains certain financial covenants, including the maintenance of the following financial ratios:
(i)a current ratio, which is the ratio of our consolidated current assets (including unused commitments under the Credit Agreement and excluding non-cash asset retirement and derivative assets) to our consolidated current liabilities (excluding the current portion of long-term debt under the Credit Agreement and non-cash asset retirement and derivative liabilities), of not less than 1.00 to 1.00; and
(ii)a leverage ratio, which is the ratio of Consolidated Total Debt to EBITDAX (each as defined in the Credit Agreement), subject to certain adjustments, of not greater than 3.00 to 1.00.
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
As of March 31, 2023, we were in compliance with all covenants required by the Credit Agreement.
Known Contractual and Other Obligations; Planned Capital Expenditures
Contractual and Other Obligations
Our contractual obligations include long-term debt, cash interest expense on debt, derivative liabilities, asset retirement obligations and an annual service fee to the Manager. Since December 31, 2022, there have been no material changes in our contractual obligations, other than the $25.0 million increase in long-term debt due to borrowings under the Credit Agreement.
Planned Capital Expenditures
In May 2023, we increased our 2023 planned capital expenditure by $25 million to range between $275 million and $305 million, including $45 million of identified acquisitions of oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions, during the three months ended March 31, 2023 and 2022 totaled $98.6 million and $60.9 million, respectively. Our capital expenditures for the three months ended March 31, 2023 were primarily funded with cash flows from operations and borrowings under the Credit Agreement.
The amount, timing, and allocation of capital expenditures are largely discretionary and subject to change based on a variety of factors. If oil and natural gas prices decline below our acceptable levels, or costs increase above our acceptable levels, we may choose to defer a portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow. We may also increase our capital expenditures significantly to take advantage of opportunities we consider to be attractive. We will carefully monitor and may adjust our projected capital expenditures in response to changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, contractual obligations, internally generated cash flow, and other factors both within and outside our control.
Acquisitions
The following table reflects our expenditures for acquisitions of proved and unproved properties for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Property acquisition costs:
Proved	$17,989	$5,060
Unproved	9,630	457
Total property acquisition costs	$27,619	$5,517
Satisfaction of Our Cash Obligations for the Next Twelve Months
With our Credit Agreement and our positive cash flows from operations, we believe we will have sufficient capital to meet our drilling commitments, expected general and administrative expenses, and other cash needs for the next twelve months. Nonetheless, any strategic acquisition of assets or increase in drilling activity may lead us to seek additional capital. We may also choose to seek additional capital rather than utilize our credit to fund accelerated or continued drilling at the discretion of management and depending on prevailing market conditions. We will evaluate any potential opportunities for acquisitions as they arise. However, there can be no assurance that any additional capital will be available to us on favorable terms or at all.
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
Critical Accounting Estimates
The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions. Further, these estimates and other factors, including those outside of management’s control could have significant adverse impact to the financial condition and results of operations.

In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are the choice of accounting method for oil and natural gas activities, oil and natural gas reserve estimation, asset retirement obligations, revenue recognition, impairment of long-lived assets and valuation of financial derivative.
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2023. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2022.
Recently Issued or Adopted Accounting Pronouncements
For discussion of recently issued or adopted accounting pronouncements, see Note 2 of the Notes to the Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Commodity Price Risk
We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. For the three months ended March 31, 2023, a 10% increase in average commodity prices would have decreased the fair value of commodity derivatives by $6.5 million. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
We generally use derivatives to economically hedge a portion of our anticipated future production. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under our Credit Agreement.
Interest Rate Risk
At March 31, 2023, our exposure to interest rate changes related primarily to the borrowings under the Credit Agreement. The interest we pay on these borrowings is set periodically based upon market rates. We had total indebtedness of $25.0 million outstanding under our Credit Agreement at March 31, 2023. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $0.3 million.
We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at March 31, 2023.
Item 4. Controls and Procedures
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
In the preparation of our Annual Report on Form 10-K for the year ended December 31, 2022, we identified errors in the depletion calculation and that certain acquisitions, initially classified as acquisitions of proved oil and natural gas properties, that should have been classified as unproved oil and natural gas properties. In addition, management identified additional material weaknesses in Information Technology General Controls (“ITGC”) related to access to perform key duties within the financial systems. As a result of these material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2023.
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
Changes in Internal Control over Financial Reporting
In response to the material weaknesses identified as described above, management restricted access to certain individuals over systems that support the financial reporting process. Management is in the process of implementing additional remediation steps to address the material weaknesses and to improve our internal control over financial reporting. Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal controls over financial reporting.
Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Our Company was not a party to any material legal proceedings during the three months ended March 31, 2023. In the future, the Company may be subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In December 2022, the Company announced that its Board of Directors approved a stock repurchase program for up to $50.0 million of the Company’s common stock through December 31, 2023. Under the stock repurchase program, the Company will repurchase shares of its common stock from time to time in open market transactions or in privately negotiated transactions as permitted under applicable rules and regulations. The Board of Directors of the Company may limit or terminate the stock repurchase program at any time without prior notice, but, with no further action of the Board of Directors of the Company, the stock repurchase program will terminate on December 31, 2023.
The following table sets forth our share repurchase activity for each period presented:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2023 - January 31, 2023	54,672	$8.08	42,476	$49.4
February 1, 2023 - February 28, 2023	76,842	$6.81	76,842	$48.9
March 1, 2023 - March 31, 2023	153,699	$5.34	153,699	$48.1
(1)Includes 12,196 shares that were withheld by us to satisfy tax withholding obligations of certain employees that arose upon the lapse of restrictions on stock-based awards during the first quarter of 2023.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

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

3.2	Amended and Restated Bylaws of Granite Ridge Resources, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2022).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2023).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Granite Ridge Resources, Inc.’s Registration Statement on Form S-4/A, filed with the SEC on September 12, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Executive Network Partnering Corporation’s Registration Statement on Form S-1, filed with the SEC on September 14, 2020).
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

10.1#*	Form of Restricted Stock Award Agreement under the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan.
10.2#*	Form of Performance Stock Unit Award Agreement under the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan.
10.3#*	Form of Nonqualified Stock Option Award Agreement under the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________
*    Filed herewith
#     Indicates management plan or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE RIDGE RESOURCES, INC.

May 11, 2023	By:	/s/ LUKE C. BRANDENBERG
		Name:	Luke C. Brandenberg
		Title:	President and Chief Executive Officer

May 11, 2023	By:	/s/ TYLER S. FARQUHARSON
		Name:	Tyler S. Farquharson
		Title:	Chief Financial Officer

May 11, 2023	By:	/s/ ZORAN DURKOVIC
		Name:	Zoran Durkovic
		Title:	Chief Accounting Officer