Form 10-Q
period 2023-06-30
Granite Ridge Resources, Inc.
filed 2023-08-10
CIK 1928446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
At August 7, 2023, there were 134,841,979 shares of our common stock, par value $0.0001, outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(in thousands, except par value and share data)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$14,493	$50,833
Revenue receivable	55,532	72,287
Advances to operators	22,917	8,908
Prepaid costs and other	1,354	4,203
Derivative assets - commodity derivatives	10,104	10,089
Total current assets	104,400	146,320
Property and equipment:
Oil and gas properties, successful efforts method	1,218,096	1,028,662
Accumulated depletion	(452,303)	(383,673)
Total property and equipment, net	765,793	644,989
Long-term assets:
Other long-term assets	3,142	3,468
Total long-term assets	3,142	3,468
Total assets	$873,335	$794,777
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$51,510	$62,180
Other liabilities	1,235	1,523
Derivative liabilities - commodity derivatives	157	431
Total current liabilities	52,902	64,134
Long-term liabilities:
Long-term debt	55,000	—
Derivative liabilities - commodity derivatives	156	—
Derivative liabilities - common stock warrants	681	11,902
Asset retirement obligations	6,052	4,745
Deferred tax liability	106,219	91,592
Total long-term liabilities	168,108	108,239
Total liabilities	221,010	172,373
Stockholders' Equity:
Common stock, $0.0001 par value, 431,000,000 shares authorized, 135,949,232 and 133,294,897 issued at June 30, 2023 and December 31, 2022, respectively	14	13
Additional paid-in capital	609,909	590,232
Retained earnings	48,610	32,388
Treasury stock, at cost, 971,701 and 25,920 shares at June 30, 2023 and December 31, 2022, respectively	(6,208)	(229)
Total stockholders' equity	652,325	622,404
Total liabilities and stockholders' equity	$873,335	$794,777
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenues:
Oil and natural gas sales	$87,557	$150,267	$178,867	$244,116
Operating costs and expenses:
Lease operating expenses	14,406	9,515	28,178	17,928
Production and ad valorem taxes	6,303	7,726	12,020	12,900
Depletion and accretion expense	34,969	31,404	68,821	47,529
General and administrative (including non-cash stock-based compensation of $375 and $1,434 for the three and six months ended June 30, 2023)	8,011	2,267	16,590	5,039
Total operating costs and expenses	63,689	50,912	125,609	83,396
Net operating income	23,868	99,355	53,258	160,720
Other income (expense):
Gain (loss) on derivatives - commodity derivatives	1,221	(5,462)	14,544	(33,858)
Interest expense	(1,211)	(609)	(1,550)	(1,134)
Loss on derivatives - common stock warrants	(11,012)	—	(5,734)	—
Total other income (expense)	(11,002)	(6,071)	7,260	(34,992)
Income before income taxes	12,866	93,284	60,518	125,728
Income tax expense	4,129	—	14,915	—
Net income	$8,737	$93,284	$45,603	$125,728

Net income per share:
Basic	$0.07	$0.70	$0.34	$0.95
Diluted	$0.07	$0.70	$0.34	$0.95
Weighted-average number of shares outstanding:
Basic	132,866	132,923	132,933	132,923
Diluted	132,880	132,923	132,941	132,923
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

Three Months Ended June 30, 2023
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of March 31, 2023	133,477	$13	$592,578	$54,496	(311)	$(2,030)	$645,057
Stock-based compensation	—	—	375	—	—	—	375
Purchase of treasury stock	—	—	—	—	(661)	(4,178)	(4,178)
Common stock dividend declared ($0.11 per share)	—	—	—	(14,623)	—	—	(14,623)
Common stock issued in warrant exchange	2,472	1	16,956	—	—	—	16,957
Net income	—	—	—	8,737	—	—	8,737
As of June 30, 2023	135,949	$14	$609,909	$48,610	(972)	$(6,208)	$652,325

Three Months Ended June 30, 2022
	Previous Partnerships' Capital Existing Until the Recapitalization of Granite Ridge Resources, Inc.	Total Equity
(in thousands)
As of March 31, 2022	$507,374	$507,374
Net income	93,284	93,284
As of June 30, 2022	$600,658	$600,658

Six Months Ended June 30, 2023
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of December 31, 2022	133,295	$13	$590,232	$32,388	(26)	$(229)	$622,404
Adoption of ASU No. 2016-13 (Note 2)	—	—	—	(118)	—	—	(118)
As of January 1, 2023	133,295	13	590,232	32,270	(26)	(229)	622,286
Grants of restricted stock	403	—	—	—	—	—	—
Cancellation of vesting shares	(221)	—	—	—	—	—	—
Vesting shares	—	—	1,287	—	—	—	1,287
Stock-based compensation	—	—	1,434	—	—	—	1,434
Purchase of treasury stock	—	—	—	—	(946)	(5,979)	(5,979)
Common stock dividend declared ($0.22 per share)	—	—	—	(29,263)	—	—	(29,263)
Common stock issued in warrant exchange	2,472	1	16,956	—	—	—	16,957
Net income	—	—	—	45,603	—	—	45,603
As of June 30, 2023	135,949	$14	$609,909	$48,610	(972)	$(6,208)	$652,325

Six Months Ended June 30, 2022
	Previous Partnerships' Capital Existing Until the Recapitalization of Granite Ridge Resources, Inc.	Total Equity
(in thousands)
As of December 31, 2021	$474,930	$474,930
Net income	125,728	125,728
As of June 30, 2022	$600,658	$600,658
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(in thousands)	2023	2022
Operating activities:
Net income	$45,603	$125,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and accretion expense	68,821	47,529
(Gain) loss on derivatives - commodity derivatives	(14,544)	33,858
Net cash receipts from (payments on) commodity derivatives	14,411	(24,907)
Stock-based compensation	1,434	—
Amortization of deferred financing costs	327	21
Loss on derivatives - common stock warrants	5,734	—
Deferred income taxes	14,662	—
Other	(145)	—
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Revenue receivable	16,602	(47,255)
Accrued expenses	1,472	3,712
Prepaid and other expenses	950	(1,529)
Other payable	333	153
Net cash provided by operating activities	155,660	137,310
Investing activities:
Capital expenditures for oil and natural gas properties	(182,293)	(84,992)
Acquisition of oil and natural gas properties	(29,516)	(20,744)
Refund of advances to operators	—	750
Proceeds from the disposal of oil and natural gas properties	—	748
Net cash used in investing activities	(211,809)	(104,238)
Financing activities:
Proceeds from borrowing on credit facilities	72,500	11,000
Repayments of borrowing on credit facilities	(17,500)	(9,400)
Cash contributions	—	84
Deferred financing costs	(28)	—
Payment of expenses related to formation of Granite Ridge Resources, Inc.	(43)	—
Purchase of treasury shares	(5,857)	—
Payment of dividends	(29,263)	—
Net cash provided by financing activities	19,809	1,684

Net change in cash and restricted cash	(36,340)	34,756
Cash and restricted cash at beginning of period	51,133	12,154
Cash and restricted cash at end of period	$14,793	$46,910

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,209	$507
Cash paid during the period for income taxes	$33	$98
Supplemental disclosure of non-cash investing activities:
Oil and natural gas property development costs in accrued expenses	$(13,903)	$3,835
Advances to operators applied to development of oil and natural gas properties	$53,379	$31,617
Cash and restricted cash:
Cash	$14,493	$46,610
Restricted cash included in other long-term assets	300	300
Cash and restricted cash	$14,793	$46,910
The accompanying notes are an integral part to these condensed consolidated financial statements.FT

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements

1.    Organization and nature of operations
Granite Ridge Resources, Inc. (together with its consolidated subsidiaries, “Granite Ridge,” the “Company,” or the “Successor”) is a Delaware corporation, initially formed in May 2022, whose common stock is listed and traded on the New York Stock Exchange (“NYSE”). The Company was created for the purpose of the Business Combination (as defined below), and following the Business Combination, for the purpose of purchasing non-operated oil and natural gas assets in multiple basins in North America and realizing profits through participation in oil and natural gas wells.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
Warrant Exchange
On October 24, 2022, in connection with the Business Combination, the Company issued 10,349,975 common stock warrants. On June 22, 2023, the Company completed an offer to holders of its outstanding warrants which provided such holders the opportunity to receive 0.25 shares of the Company’s common stock in exchange for each warrant tendered by such holders (the “Offer”). This Offer coincided with a solicitation of consents from holders of the warrants to amend the warrant agreement to permit the Company to require that each warrant that remained outstanding upon the closing of the Offer be exchanged for 0.225 shares of the Company’s common stock (together, the “Warrant Exchange”). On June 22, 2023, the Company issued 2,471,738 shares of common stock in exchange for 9,887,035 warrants tendered in the Offer, with a minimal cash settlement in lieu of partial shares. As of June 30, 2023, 462,940 warrants remained outstanding. In July 2023, each remaining outstanding warrant was converted into 0.225 shares of the Company’s common stock, and subsequently, no warrants remained outstanding. See Note 9 for further discussion of the Warrant Exchange.
2.    Summary of Significant Accounting Policies
A complete discussion of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Principles of Consolidation
As it pertains to the periods prior to completion of the Business Combination, the financial statements have been presented on a combined historical basis due to the Funds’ prior common ownership and control. Prior to the Business Combination, the financial statements include the accounts of the Funds, all of which were commonly owned and controlled. All inter-entity balances and transactions have been eliminated in combination.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
Revenue Receivable
Revenue receivable is comprised of accrued oil and natural gas sales. The operators remit payment for production directly to the Company. In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding revenue receivable balance at the date of non-performance. The Company monitors this exposure primarily by reviewing credit ratings, financial statements and payment history. Revenue receivables are generally unsecured and typically received from the operator one to three months after production. The Company had an allowance for expected credit losses of $0.2 million at June 30, 2023, which was based on a historical loss rate. The Company’s allowance for doubtful accounts at December 31, 2022 was immaterial.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
Capitalized leasehold costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized drilling and development costs and integrated assets is based on the unit-of-production method using proved developed reserves. The Company recognized depletion expense of $34.8 million and $31.1 million for the three months ended June 30, 2023 and 2022, respectively, and $68.6 million and $47.2 million for the six months ended June 30, 2023 and 2022, respectively.
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
Derivative Instruments- Common Stock Warrants
Prior to the Warrant Exchange, the Company accounted for warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The warrants were required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants were recognized as a non-operating gain or loss on the condensed consolidated statements of operations. For the period during which the Company’s common stock was publicly traded, the fair value of the warrants was based on quoted prices in an active market. Refer to Note 4 for further discussion on fair value considerations.
On June 22, 2023, the Company issued 2,471,738 shares of common stock in exchange for 9,887,035 warrants tendered in the Offer. As of June 30, 2023, 462,940 warrants remained outstanding. See Note 9 for further discussion of the Warrant Exchange.
Revenue Recognition
The Company’s revenues are primarily derived from its interests in the sale of oil and natural gas production. The Company recognizes revenue from its interests in the sales of oil and natural gas in the period that its performance obligations are satisfied.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
The Company’s disaggregated revenue has two primary sources: oil sales and natural gas sales. Substantially all of the Company’s oil and natural gas sales come from five geographic areas in the United States: the Eagle Ford Basin (Texas), the Permian Basin (Texas), the Haynesville Basin (Texas/Louisiana), the Denver-Julesburg “DJ” Basin (Colorado), and the

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Bakken Basin (Montana/North Dakota). The following tables present the disaggregation of the Company’s oil revenues and natural gas revenues by basin for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Oil	$69,070	$99,453	$142,545	$172,038
Natural gas	18,487	50,814	36,322	72,078
Total	$87,557	$150,267	$178,867	$244,116

Permian	$50,524	$77,784	$102,334	$127,164
Eagle Ford	10,759	20,502	21,721	33,389
Bakken	12,044	18,457	25,119	34,810
Haynesville	5,086	21,215	14,033	26,653
DJ	9,144	12,309	15,660	22,100
Total	$87,557	$150,267	$178,867	$244,116
Stock-Based Compensation
Stock-based compensation expense is recognized in the Company’s financial statements on an accelerated basis over the awards’ vesting periods based on their grant date fair values. Restricted stock awards are valued at the closing price of our common stock on the date of grant. The Company utilizes the Monte Carlo simulation method to determine the fair value of certain performance stock units (“PSUs”) and a Binomial Lattice model for stock options. The Company recognizes forfeitures on stock-based compensation awards as they occur.
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
Collar, Producer 3-way Option Contracts and Swaps
The Company’s derivative financial instruments consist of collar, producer 3-way option contracts and swaps.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
A collar option is established with the sale of a short call option (ceiling price) and the purchase of a long put option (floor price) set to expire at a predetermined date in the future. The options give the owner the right but not the obligation to exercise the option at the expiration date.
A producer 3-way option contract is established with the sale of a short call option (ceiling price) and the purchase of a long put option (floor price) set to expire at a predetermined date in the future. However, the producer 3-way option contract also includes the sale of a short put option (sub-floor price) set to expire at a predetermined date in the future. The options give the owner the right but not the obligation to exercise the option at the expiration date.
When the settlement price is below the established floor price, the Company receives an amount from its counterparty equal to the difference between the settlement price and the floor price multiplied by the hedged contract volume. When the settlement price is above the established ceiling price, the Company pays its counterparty an amount equal to the difference between the settlement price and the ceiling price multiplied by the hedged contract volume. When the settlement price is between the established floor and the ceiling, no amounts are due to or from the counterparty. In the case of a 3-way option contract, when the settlement price is below the sub-floor price, the Company receives from its counterparty an amount equal to the difference of the floor price and the sub-floor price multiplied by the hedged contract volume.
A swap contract allows the Company to receive a fixed price and pay a floating market price to the counterparty for the hedged commodity.
The Company has master netting agreements with its counterparties, and therefore certain amounts may be presented on a net basis in the condensed consolidated balance sheets.
Volume of Derivative Activities
The following table sets forth the Company’s outstanding commodity derivative contracts as of June 30, 2023.

	2023			2024	2025
	Third Quarter	Fourth Quarter	Total	Total	Total
Producer 3-way (oil)
Volume (Bbl)	228,572	208,488	437,060	—	—
Weighted-average sub-floor price ($/Bbl)	$60.42	$60.43	$60.43	$—	$—
Weighted-average floor price ($/Bbl)	$79.12	$80.00	$79.54	$—	$—
Weighted-average ceiling price ($/Bbl)	$100.61	$101.92	$101.23	$—	$—
Collar (oil)
Volume (Bbl)	48,618	29,304	77,922	486,846	—
Weighted-average floor price ($/Bbl)	$61.50	$61.50	$61.50	$58.63	$—
Weighted-average ceiling price ($/Bbl)	$81.60	$81.60	$81.60	$78.13	$—
Collar (natural gas)
Volume (Mcf)	2,530,000	2,086,650	4,616,650	3,301,000	1,406,000
Weighted-average floor price ($/Mcf)	$4.25	$4.49	$4.36	$3.26	$3.63
Weighted-average ceiling price ($/Mcf)	$5.90	$6.34	$6.10	$4.86	$5.42
Swaps (natural gas)
Volume (Mcf)	—	—	—	4,303,000	—
Weighted-average price ($/Mcf)	$—	$—	$—	$3.24	$—

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
The following table summarizes the amounts reported in the condensed consolidated statements of operations related to the commodity derivative instruments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Gain (loss) on commodity derivatives
Oil derivatives	$(10,195)	$(8,558)	$4,902	$(28,138)
Natural gas derivatives	11,416	3,096	9,642	(5,720)
Total	$1,221	$(5,462)	$14,544	$(33,858)
The following table represents the Company’s net cash receipts (payments on) commodity derivatives for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$1,840	$(9,754)	$3,793	$(16,218)
Natural gas derivatives	6,185	(7,378)	10,618	(8,689)
Total	$8,025	$(17,132)	$14,411	$(24,907)
Common Stock Warrants
On October 24, 2022, in connection with the Business Combination, the Company issued 10,349,975 common stock warrants. Each warrant entitled the holder to purchase one share of Granite Ridge’s common stock at an exercise price of $11.50 per share. The common stock warrants became exercisable 30 days after the completion of the Business Combination and no common stock warrants have been exercised as of June 30, 2023.
On June 22, 2023, the Company issued 2,471,738 shares of common stock in exchange for 9,887,035 warrants tendered in the Offer. As of June 30, 2023, 462,940 warrants remained outstanding. In July 2023, each remaining outstanding warrant was converted into 0.225 shares of the Company’s common stock.
The fair value of the remaining common stock warrants as of June 30, 2023 was $0.7 million. The fair value of the common stock warrants as of December 31, 2022 was $11.9 million. We recognized a loss of $11.0 million and $5.7 million during the three and six months ended June 30, 2023, respectively, from the change in fair value of the warrant liability in the condensed consolidated statements of operations. The warrants exchanged in the Offer were marked to fair value on the date of settlement, and the liability of $17.0 million related to the exchanged common stock warrants was removed from the condensed consolidated balance sheet and the issuance of shares of the Company’s common stock was reflected in stockholders’ equity. See Note 9 for further discussion of the Warrant Exchange.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments - commodity derivatives	$10,104	$10,104	$10,089	$10,089

Liabilities:
Derivative instruments - common stock warrants	$681	$681	$11,902	$11,902
Revolving credit facilities	$55,000	$55,000	$—	$—
Derivative instruments - commodity derivatives	$313	$313	$431	$431
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
Derivative instruments - common stock warrants — The fair value of the Company’s common stock warrant liability was valued using the instrument’s publicly listed trading price, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. The Company nets the fair value of commodity derivative instruments by counterparty in the Company’s condensed consolidated balance sheets.

	June 30, 2023
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Assets (at fair value):
Commodity derivatives – current portion	$—	$12,776	$—	$12,776	$(2,672)	$10,104
Commodity derivatives – noncurrent portion	—	2,325	—	2,325	(2,325)	—
Liabilities (at fair value):
Commodity derivatives – current portion	—	(2,829)	—	(2,829)	2,672	(157)
Commodity derivatives – noncurrent portion	—	(2,481)	—	(2,481)	2,325	(156)
Warrant liability – noncurrent portion	(681)	—	—	(681)	—	—
Net derivative instruments	$(681)	$9,791	$—	$9,110	$—	$9,791

	December 31, 2022
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Assets (at fair value):
Commodity derivatives – current portion	$—	$20,197	$—	$20,197	$(10,108)	$10,089
Liabilities (at fair value):
Commodity derivatives – current portion	—	(10,539)	—	(10,539)	10,108	(431)
Warrant liability - noncurrent portion	(11,902)	—	—	(11,902)	—	—
Net derivative instruments	$(11,902)	$9,658	$—	$(2,244)	$—	$9,658
5.    Acquisitions and Divestitures
2023 Acquisitions
During the six months ended June 30, 2023, the Company acquired various oil and natural gas properties. Acquisitions during the six months ended June 30, 2023 qualified as asset acquisitions. These included the following transactions:
Permian Basin - During the six months ended June 30, 2023, the Company closed on various acquisitions of unproved oil and natural gas properties for a total purchase price of $11.5 million in the Permian Basin.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
DJ Basin - During the six months ended June 30, 2023, the Company closed on an acquisition of proved developed producing oil and natural gas properties in the DJ Basin. As consideration for the entire acquisition, the Company paid $18.0 million in cash, of which $1.9 million was held in escrow and paid during 2022. Asset retirement obligations incurred and acquired were $0.9 million.
Eagle Ford Basin - During the six months ended June 30, 2023, the Company acquired proved oil and natural gas properties in the Eagle Ford Basin for $0.5 million.
Haynesville Basin - During the six months ended June 30, 2023, the Company acquired various proved and unproved oil and natural gas properties in the Haynesville Basin for $2.1 million.
2022 Acquisitions
Permian Basin - During the six months ended June 30, 2022, the Company closed on various asset acquisitions of proved oil and natural gas properties for $6.3 million and unproved oil and natural gas properties for $12.7 million in the Permian Basin.
Bakken Basin - During the six months ended June 30, 2022, the Company closed on an asset acquisition of proved oil and natural gas properties in the Bakken Basin for $1.6 million.
2022 Divestitures
Eagle Ford Basin - During the six months ended June 30, 2022, the Company sold a partial unit of oil and natural gas properties in the Eagle Ford Basin for $0.7 million.
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
During the first quarter of 2023, the Company issued restricted stock awards, stock awards, stock options, and PSUs. Stock-based compensation expense during the three and six months ended June 30, 2023 was $0.4 million and $1.4 million, respectively.
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
PSUs - The Company may award PSUs to its employees and consultants under the Plan. The PSUs vest over a period of approximately three years with the total number of shares determined based upon certain performance criteria. Under the terms of our PSU grants, awards are granted to certain officers and are subject to “financial performance” and “market performance” criteria for the Company and to individual performance criteria for the officers awarded PSUs. Financial performance is based on the Company’s financial performance at the end of the performance period, while market performance is based on the relative standing of total shareholder return achieved by the Company compared to a predetermined group of peer companies at the end of the performance period. Individual performance criteria is based on the officers’ performance relative to individual performance goals at the end of the performance period. The number of shares ultimately issued under these awards can range from zero to 200% of target award amounts.
Stock Options - The Company may award stock options to its employees and consultants under the Plan. The Company’s outstanding stock options have been granted to certain officers and expire in 10 years following the date of grant. Pursuant to the stock options granted under the Plan, 33% of the options vested immediately with an additional 33% to vest on each

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
of the next two anniversaries of the date of the grant. Of the stock options granted during 2023, 72,108 of the stock options have an exercise price per share of $5.02, and 320,000 of the stock options have an exercise price per share of $9.22.
Other Awards - The Company may issue other awards to its employees and consultants under the Plan. During the first quarter of 2023, the Company issued 94,007 fully vested stock awards as other awards under the Plan. Weighted average grant date fair value of other awards was $8.51.
A summary of the Company’s activity under the Plan for the restricted stock awards, PSUs and stock options for the six months ended June 30, 2023 is presented below:

	Restricted Stock Awards	Performance Stock Units	Stock Options
Outstanding at December 31, 2022	—	—	—
Awards granted (1)	308,938	26,574	392,108
Awards vested	—	—	(130,702)
Outstanding at June 30, 2023	308,938	26,574	261,406

(1) Weighted average grant date fair value per share/unit	$5.72	$6.01	$0.82
7.    Income Taxes
In 2022, the Company became the sole owner of GREP. GREP is a disregarded entity for U.S. federal income tax purposes. Prior to the Business Combination, GREP and the associated activities held by the Funds were treated as partnerships for U.S. federal income tax purposes and were not subject to U.S. federal income tax. Any taxable income or loss generated prior to the Business Combination was passed through to and included in the taxable income or loss of its members. As a result of the Business Combination, the Funds’ net assets were transferred to the Company resulting in carryover tax basis of those assets. The Company is a C corporation and subject to U.S. federal income tax and state and local income taxes.
The Company records income taxes through the use of an estimated annual effective tax rate and specific events that are discretely recognized as they occur. For the three and six months ended June 30, 2023, the Company recorded an income tax expense of $4.1 million and $14.9 million, respectively.
At the end of each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The Company’s effective income tax rate was 32.1% and 24.6% for the three and six months ended June 30, 2023, respectively. The effective tax rate differs from the enacted statutory rate of 21% primarily due to the impact of certain discrete items and state income taxes.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of June 30, 2023 and December 31, 2022, the Company had no unrecognized tax benefits and did not recognize any interest or penalties during those respective periods related to unrecognized tax benefits.
On August 16, 2022, the Inflation Reduction Act (the “IRA”) was enacted into law and includes significant changes related to tax, climate change, energy and health care. The provisions within IRA, among other things, include (i) a new 15% corporate alternative minimum tax on certain large corporations, (ii) a new nondeductible 1% excise tax on the value of certain stock that a company repurchases, and (iii) various tax incentives for energy and climate initiatives. Each of these provisions are effective for tax years beginning after December 31, 2022. The Department of Treasury is expected to publish regulations relevant to many aspects of the IRA. The Company is currently awaiting such guidance and continues to evaluate the effect of the new law to its future cash flows and financial results. The Company currently expects no impact of the corporate alternative minimum tax on income tax expense for the 2023 tax year.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
8.    Debt
The carrying value of the Company’s total debt was $55.0 million at June 30, 2023. We had no debt outstanding at December 31, 2022.
Granite Ridge Credit Agreement
On October 24, 2022, Granite Ridge entered into a senior secured revolving credit agreement (the “Credit Agreement”) among Granite Ridge, as borrower, Texas Capital Bank, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement has a maturity date of five years from the effective date thereof.
The Credit Agreement provides for aggregate elected commitments of $150.0 million, an initial borrowing base of $325.0 million and an aggregate maximum revolving credit amount of $1.0 billion. The borrowing base is scheduled to be redetermined semiannually on or about April 1 and October 1 of each calendar year, commencing April 1, 2023, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Our spring redetermination reaffirmed our borrowing base at $325.0 million. Additionally, the borrower and each of the Required Lenders (as defined in the Credit Agreement) may request one unscheduled redetermination of the borrowing base between each scheduled redetermination. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with the oil and gas lending criteria of the lenders at the time of the relevant redetermination. The amount Granite Ridge is able to borrow under the Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing, and other provisions of the Credit Agreement.
At June 30, 2023, we had outstanding borrowings of $55.0 million and $0.3 million letters of credit under the Credit Agreement, resulting in availability of $94.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all assets of the Company and its restricted subsidiaries.
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
At June 30, 2023, the Company, was in compliance with all covenants required by the Credit Agreement.
9.    Equity
As a result of the Business Combination, periods prior to October 24, 2022 reflect Granite Ridge as a limited partnership, not a corporation.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
On the date of the Transactions, the capital of the Funds consisted of general partner interests and limited partner interests. The general partner interest was a management interest. The general partners of each of the Funds were granted full and complete power and authority to manage and conduct the business and affairs of the Funds and to take all such actions as they deemed necessary or appropriate to accomplish the purpose of the Funds. In connection with the Business Combination, the net assets of the Funds were transferred to GREP, which became a wholly-owned subsidiary of Granite Ridge. For additional information regarding the Business Combination, see Note 1.
Warrant Exchange - On June 22, 2023, the Company completed an Offer to holders of its outstanding warrants which provided such holders the opportunity to receive 0.25 shares of the Company’s common stock in exchange for each warrant tendered by such holders. This Offer coincided with a solicitation of consents from holders of the warrants to amend the warrant agreement to permit the Company to require that each warrant that remained outstanding upon the closing of the Offer be exchanged for 0.225 shares of the Company’s common stock. On June 22, 2023, the Company issued 2,471,738 shares of common stock in exchange for 9,887,035 warrants tendered in the Offer, with a minimal cash settlement in lieu of partial shares. As of June 30, 2023, 462,940 warrants remained outstanding. In July 2023, each remaining outstanding warrant was converted into 0.225 shares of the Company’s common stock, and subsequently, no warrants remained outstanding.
The warrants exchanged in the Offer were marked to fair value on the date of settlement, which was recorded in Loss on derivatives - common stock warrants on the condensed consolidated statements of operations. Upon exchange, the liability of $17.0 million related to the exchanged common stock warrants was removed from the condensed consolidated balance sheet and the issuance of shares of the Company’s common stock was reflected in stockholders’ equity.
The Company incurred $2.5 million of costs directly related to the Warrant Exchange, consisting primarily of professional, legal, printing, filing, regulatory, and other costs. The costs were recorded in General and administrative expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2023.
Common Stock Dividends - The Company paid dividends of $14.6 million, or $0.11 per share, and $29.3 million, or $0.22 per share during the three and six months ended June 30, 2023, respectively. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
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
During the three and six months ended June 30, 2023, the Company repurchased 660,568 and 933,585 shares under the program at an aggregate cost of $4.1 million and $5.8 million, respectively. As of June 30, 2023, the Company had repurchased a total of 959,505 shares since the inception of the program at an aggregate cost of $6.0 million. The extent to which the Company repurchases its shares of common stock, and the timing of such repurchases, will depend upon market conditions and other considerations as may be considered in the Company’s sole discretion.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
10.    Related Party Transactions
On the Closing Date of the Business Combination, Grey Rock Administration, LLC (the “Manager”) entered into a Management Services Agreement with Granite Ridge (the “MSA”). Under the MSA, the Manager will provide general management, administrative, and operating services covering the oil and gas assets and other properties of the Company and other day-to-day business and affairs of the Company. In accordance with the MSA, the Company shall pay the Manager an annual services fee of $10.0 million and shall reimburse the Manager for certain Granite Ridge group costs related to the operation of the Company’s assets (including for third party costs allocated or attributable to the assets of the Company). The initial term of the MSA expires on April 30, 2028; however, the MSA will automatically renew for additional consecutive one-year renewal terms until terminated in accordance with its terms. Upon any termination of the MSA, the Manager shall provide transition services for a period of up to 90 days. For the three and six months ended June 30, 2023, service fees for the Company under the MSA were $2.5 million and $5.0 million, respectively.
Prior to the Transactions, the Funds paid management fees to an investment advisor under common control with the Funds as compensation for providing managerial services to the Company.
For the three and six months ended June 30, 2022, total management fees for the Company were $1.5 million and $3.0 million, respectively.
Service and management fee are included in general and administrative expenses within the accompanying condensed consolidated statements of operations.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
The following table presents the basic and diluted earnings per share computations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income	$8,737	$93,284	$45,603	$125,728
Participating basic earnings (a)	(34)	—	(65)	—
Basic earnings attributable to common stockholders	8,703	93,284	45,538	125,728
Reallocation of participating earnings	—	—	—	—
Diluted earnings attributable to common stockholders	$8,703	$93,284	$45,538	$125,728

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	132,866	132,923	132,933	132,923
Dilutive performance stock units	11	—	6	—
Dilutive stock options	3	—	2	—
Weighted average common shares outstanding – diluted	132,880	132,923	132,941	132,923

Net income per common share:
Basic	$0.07	$0.70	$0.34	$0.95
Diluted	$0.07	$0.70	$0.34	$0.95
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
Prior to the Warrant Exchange, the warrants were out-of-the-money and were not included in the computation of the diluted earnings per share. At June 30, 2023, 462,940 warrants remained outstanding. In July 2023, each remaining outstanding warrant was converted into 0.225 shares of the Company’s common stock, and subsequently, no warrants remained outstanding. The following table is a summary of the PSUs and stock options, which were not included in the computation of diluted earnings per share, as inclusion of these items would be antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Number of antidilutive common shares:
Antidilutive performance stock units	27,263	—	16,030	—
Antidilutive stock options	389,374	—	218,649	—
Total antidilutive common shares	416,637	—	234,679	—
13.    Subsequent Events
New commodity derivative contracts
After June 30, 2023, the Company entered into the following derivative contracts to hedge additional amounts of estimated future production:

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements

	2023		2024
	Fourth Quarter	Total	Total
Collar (oil)
Volume (Bbl)	342,000	342,000	521,000
Weighted-average floor price ($/Bbl)	$68.00	$68.00	$65.00
Weighted-average ceiling price ($/Bbl)	$88.70	$88.70	$85.35
14.    Supplementary Data
Capitalized Costs

(in thousands)	June 30, 2023	December 31, 2022
Oil and natural gas properties:
Proved	$1,177,830	$996,573
Unproved	40,266	32,089
Less: accumulated depletion	(452,303)	(383,673)
Net capitalized costs for oil and natural gas properties	$765,793	$644,989
Costs Incurred for Oil and Natural Gas Producing Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Property acquisition costs:
Proved	$1,309	$2,895	$19,298	$7,955
Unproved	3,161	12,332	12,791	12,789
Development costs	58,739	44,124	157,345	105,025
Total costs incurred for oil and natural gas properties	$63,209	$59,351	$189,434	$125,769

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
The financial results presented in this section consist of the historical results of the combined Funds (as defined below), which at the closing of the Business Combination effectively became the historical results of Granite Ridge. Quarterly information related to the Results of Operations for Granite Ridge for the three and six months ended June 30, 2022 were derived from the unaudited consolidated financial statements of Grey Rock Energy Fund, L.P., a Delaware limited partnership (“Fund I”), and the unaudited combined financial statements of Grey Rock Energy Fund II, L.P., a Delaware limited partnership (“Fund II-A”), Grey Rock Energy Fund II-B, L.P., a Delaware limited partnership (“Fund II-B”), and Grey Rock Energy Fund II-B Holdings, L.P., a Delaware limited partnership (“Fund II-B Holdings”, and together with Fund II-A and Fund II-B, collectively, “Fund II”), and Grey Rock Energy Fund III-A, L.P., a Delaware limited partnership (“Fund III-A”), Grey Rock Energy Partners Fund III-B, L.P., a Delaware limited partnership (“Fund III-B”), and Grey Rock Energy Fund III-B Holdings, L.P., a Delaware limited partnership (“Fund III-B Holdings” and together with Fund III-A and Fund III-B, collectively, “Fund III” or “Predecessor”). Fund I, Fund II and Fund III are collectively referred to herein as the “Funds.”
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

Prices for various quantities of oil and natural gas that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average NYMEX Prices (1)
Oil (per Bbl)	$73.69	$108.42	$74.83	$101.81
Natural gas (per Mcf)	2.33	7.50	2.55	6.06
(1)Based on average NYMEX closing prices.
Recent Events
Warrant Exchange
On June 22, 2023, we completed an offer to holders of our outstanding warrants which provided such holders the opportunity to receive 0.25 shares of our common stock in exchange for each warrant tendered by such holders (the “Offer”). This Offer coincided with a solicitation of consents from holders of the warrants to amend the warrant agreement to permit the Company to require that each warrant that remained outstanding upon the closing of the Offer be exchanged for 0.225 shares of our common stock (together, the “Warrant Exchange”). On June 22, 2023, we issued 2,471,738 shares of common stock in exchange for 9,887,035 warrants tendered in the Offer, with a minimal cash settlement in lieu of partial shares. As of June 30, 2023, 462,940 warrants remained outstanding. In July 2023, each remaining outstanding warrant was converted into 0.225 shares of the Company’s common stock, and subsequently, no warrants remained outstanding. See Note 9 in the Notes to Condensed Consolidated Financial Statements for further discussion of the Warrant Exchange.

Results of Operations
The following table sets forth summary production and operating data for the periods indicated. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Sales (in thousands):
Oil sales	$69,070	$99,453	$142,545	$172,038
Natural gas sales	18,487	50,814	36,322	72,078
Total revenues	87,557	150,267	178,867	244,116

Net Production:
Oil (MBbl)	948	840	1,913	1,611
Natural gas (MMcf)	6,082	5,383	12,802	9,303
Total (MBoe)(1)	1,962	1,737	4,047	3,162
Average Daily Production:
Oil (Bbl)	10,418	9,231	10,569	8,901
Natural gas (Mcf)	66,835	59,154	70,729	51,398
Total (Boe)(1)	21,557	19,090	22,357	17,467

Average Sales Prices:
Oil (per Bbl)	$72.86	$118.40	$74.51	$106.79
Effect of gain (loss) on settled oil derivatives on average price (per Bbl)	1.94	(11.61)	1.98	(10.07)
Oil net of settled oil derivatives (per Bbl) (2)	74.80	106.79	76.49	96.72

Natural gas sales (per Mcf)	3.04	9.44	2.84	7.75
Effect of gain (loss) on settled natural gas derivatives on average price (per Mcf)	1.02	(1.37)	0.83	(0.93)
Natural gas sales net of settled natural gas derivatives (per Mcf) (2)	4.06	8.07	3.67	6.82

Realized price on a Boe basis excluding settled commodity derivatives	44.63	86.51	44.20	77.20
Effect of gain (loss) on settled commodity derivatives on average price (per Boe)	4.09	(9.86)	3.56	(7.88)
Realized price on a Boe basis including settled commodity derivatives (2)	48.72	76.65	47.76	69.32

Operating Expenses (in thousands):
Lease operating expenses	$14,406	$9,515	$28,178	$17,928
Production and ad valorem taxes	6,303	7,726	12,020	12,900
Depletion and accretion expense	34,969	31,404	68,821	47,529
General and administrative	8,011	2,267	16,590	5,039
Costs and Expenses (per Boe):
Lease operating expenses	$7.34	$5.48	$6.96	$5.67
Production and ad valorem taxes	3.21	4.45	2.97	4.08
Depletion and accretion	17.82	18.08	17.01	15.03
General and administrative	4.08	1.31	4.10	1.59

Net Producing Wells at Period-End:	157.57	123.35	157.57	123.35
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

Oil and Natural Gas Sales
Our revenues vary from year to year primarily due to changes in realized commodity prices and production volumes. Our oil and natural gas sales for the three months ended June 30, 2023 decreased 42% from the same period in 2022, driven by the decrease in realized prices, excluding the effect of settled commodity derivatives, partially offset by the increase in production. The lower average realized prices were driven by lower average NYMEX oil and natural gas prices.
Our oil and natural gas sales for the six months ended June 30, 2023 decreased 27% from the same period in 2022, driven by the decrease in realized prices, excluding the effect of settled commodity derivatives, partially offset by the increase in production. The lower average realized prices were driven by lower average NYMEX oil and natural gas prices.
Production from oil and gas properties increased because of drilling success and the acquisition of additional net revenue interests. This increase in production is offset by the natural decline of the production rate of existing oil and natural gas wells. The number of wells we participated in increased from 123.35 net wells on June 30, 2022 to 157.57 net wells on June 30, 2023.
Lease Operating Expenses
Lease operating expenses were $14.4 million ($7.34 per Boe) for the three months ended June 30, 2023, an increase of 51% from $9.5 million ($5.48 per Boe) during the same period in 2022. The increase was primarily due to an increase in well count due to acquisitions and additional wells successfully drilled and completed and overall increased cost of services. The increase in lease operating expenses per Boe was primarily due to higher saltwater disposal costs, repair and maintenance costs and workover activity, partially offset by the increase in production.
Lease operating expenses were $28.2 million ($6.96 per Boe) for the six months ended June 30, 2023, an increase of 57% from $17.9 million ($5.67 per Boe) during the same period in 2022. The increase was primarily due to an increase in well count due to acquisitions and additional wells successfully drilled and completed and overall increased cost of services. The increase in lease operating expenses per Boe was primarily due to higher saltwater disposal costs, repair and maintenance costs and workover activity, partially offset by the increase in production.
Production and Ad Valorem Taxes
We generally pay production taxes based on realized oil and natural gas sales. Production taxes were $5.7 million ($2.90 per Boe) for the three months ended June 30, 2022 compared to $7.7 million ($4.44 per Boe) during the same period in 2022. As a percentage of oil and natural gas sales, our production taxes were 7% and 5% during the three months ended June 30, 2023 and 2022, respectively.
Production taxes were $10.8 million ($2.66 per Boe) for the six months ended June 30, 2023 compared to $12.7 million ($4.00 per Boe) during the same period in 2022. As a percentage of oil and natural gas sales, our production taxes were 6% and 5% during the six months ended June 30, 2023 and 2022, respectively.
Production taxes generally fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.
Ad valorem taxes increased during both the three and six months ended June 30, 2023 as compared to the same periods in 2022, primarily due to additional wells drilled and completed and new wells acquired.
Depletion and Accretion
Depletion and accretion was $35.0 million ($17.82 per Boe) for the three months ended June 30, 2023, an increase of 11% from $31.4 million ($18.08 per Boe) during the same period in 2022. The increase in depletion and accretion expense was primarily due to the increase in depletion expense resulting from the increase in production.
Depletion and accretion was $68.8 million ($17.01 per Boe) for the six months ended June 30, 2023, an increase of 45% from $47.5 million ($15.03 per Boe) during the same period in 2022. The increase in depletion and accretion expense was primarily due to the increase in depletion expense resulting from the increase in production and depletion rate.

General and Administrative
The following table provides components of our general and administrative expenses for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
General and administrative expenses	$7,636	$2,267	$15,156	$5,039
Non-cash stock-based compensation	375	—	1,434	—
Total general and administrative expenses	$8,011	$2,267	$16,590	$5,039
Total general and administrative expenses were $8.0 million ($4.08 per Boe) for the three months ended June 30, 2023, an increase of 253% from $2.3 million ($1.31 per Boe) during the same period in 2022. The increase was primarily due to $2.5 million of costs directly related to the Warrant Exchange, stock-based compensation of $0.4 million, annual compensation accruals related to the Company’s officers, higher professional services and legal costs and $2.5 million for the three months ended June 30, 2023 that Granite Ridge paid for services under the Management Services Agreement. Prior to the closing of the Business Combination, for the three months ended June 30, 2022, the Funds paid $1.5 million in management fees to an investment advisor. See Note 10 in the Notes to the Condensed Consolidated Financial Statements for additional information on management fees. The increase in stock-based compensation was due to the issuance of restricted stock awards, stock awards, stock options and PSUs. See Note 6 in the Notes to the Condensed Consolidated Financial Statements for additional information on stock-based compensation.
Total general and administrative expenses were $16.6 million ($4.10 per Boe) for the six months ended June 30, 2023, an increase of 229% from $5.0 million ($1.59 per Boe) during the same period in 2022. The increase was primarily due to $2.5 million of costs directly related to the Warrant Exchange, stock-based compensation of $1.4 million, annual compensation accruals related to the Company’s officers, higher professional services and legal costs and $5.0 million for the six months ended June 30, 2023 that Granite Ridge paid for services under the Management Services Agreement. Prior to the closing of the Business Combination, for the six months ended June 30, 2022, the Funds paid $3.0 million in management fees to an investment advisor. See Note 10 in the Notes to the Condensed Consolidated Financial Statements for additional information on management fees. The increase in stock-based compensation was due to the issuance of restricted stock awards, stock awards, stock options and PSUs. See Note 6 in the Notes to the Condensed Consolidated Financial Statements for additional information on stock-based compensation.
Gain/(Loss) on Derivatives – Commodity Derivatives
The following table sets forth the gain (loss) on derivatives for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Gain (loss) on commodity derivatives
Oil derivatives	$(10,195)	$(8,558)	$4,902	$(28,138)
Natural gas derivatives	11,416	3,096	9,642	(5,720)
Total	$1,221	$(5,462)	$14,544	$(33,858)

The following table represents our net cash receipts from (payments on) derivatives for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$1,840	$(9,754)	$3,793	$(16,218)
Natural gas derivatives	6,185	(7,378)	10,618	(8,689)
Total	$8,025	$(17,132)	$14,411	$(24,907)
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
Interest Expense
Interest expense was $1.2 million for the three months ended June 30, 2023 compared to $0.6 million for the three months ended June 30, 2022. The increase in interest expense during three months ended June 30, 2023 as compared to 2022 was primarily due to the increase in interest rates and amortization of deferred financing costs.
Interest expense was $1.6 million for the six months ended June 30, 2023 compared to $1.1 million for the six months ended June 30, 2022. The increase in interest expense during the six months ended June 30, 2023 as compared to 2022 was primarily due to the increase in interest rates and amortization of deferred financing costs, partially offset by the lower average outstanding balance on the revolving credit facility.
Loss on Derivatives – Common Stock Warrants
We recognized a loss of $11.0 million and $5.7 million during the three and six months ended June 30, 2023, respectively, from the change in fair value of the warrant liability. See Note 3 and Note 9 in the Notes to the Condensed Consolidated Financial Statements for additional information on the common stock warrants and the Warrant Exchange.
Income Tax Expense (Benefit)
We recorded an income tax expense of $4.1 million and $14.9 million for the three and six months ended June 30, 2023, respectively. There was no income tax expense (benefit) for the three and six months ended June 30, 2022. The change in income tax expense during the three and six months ended June 30, 2023, compared with the same periods in 2022, was due to the fact that the Funds were treated as partnerships for U.S. federal income tax purposes during the three and six months ended June 30, 2022 and, as such, the partners of the Funds reported their share of the Fund’s income or loss on their respective income tax returns. In contrast, Granite Ridge is a corporation for U.S. federal income tax purposes and is subject to U.S. federal income taxes on any income or loss from the operation of the Company’s assets following the Business Combination on October 24, 2022. The effective income tax rate differs from the statutory rate primarily due to the impact of certain discrete items and state income taxes. See Note 7 to the Notes to the Condensed Consolidated Financial Statements for additional discussion of income taxes.
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
As of June 30, 2023, we had $55.0 million of debt outstanding under our senior secured revolving credit agreement (“Credit Agreement”). We had $109.2 million of liquidity as of June 30, 2023, consisting of $94.7 million of committed borrowing availability under the Credit Agreement and $14.5 million of cash on hand.

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
Common Stock Dividends
We paid dividends of $14.6 million, or $0.11 per share, and $29.3 million, or $0.22 per share during the three and six months ended June 30, 2023, respectively.
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
During the three and six months ended June 30, 2023, we repurchased 660,568 and 933,585 shares under the program at an aggregate cost of $4.1 million and $5.8 million, respectively. As of June 30, 2023, we had repurchased a total of 959,505 shares since the inception of the program at an aggregate cost of $6.0 million. The extent to which we repurchase our shares of common stock, and the timing of such repurchases, will depend upon market conditions and other considerations as may be considered in our sole discretion.
Cash Flows
The following table summarizes our changes in cash and cash equivalents for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$155,660	$137,310
Net cash used in investing activities	(211,809)	(104,238)
Net cash provided by financing activities	19,809	1,684
Net change in cash	$(36,340)	$34,756
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
The $18.4 million increase in operating cash flows during the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to $14.4 million of settlements received from commodity derivatives during the six months ended June 30, 2023, as compared to $24.9 million of settlements paid on commodity derivatives during the same period in 2022, partially offset by the decrease in oil and natural gas sales and higher operating costs.

Our net cash provided by operating activities included a benefit of $19.4 million and a reduction of $44.9 million for the six months ended June 30, 2023 and 2022, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.
Cash Flows from Investing Activities
For the six months ended June 30, 2023, our net cash used in investing activities was $211.8 million, which consisted primarily of $182.3 million of capital expenditures for oil and natural gas properties and $29.5 million of acquisitions of oil and natural gas properties.
For the six months ended June 30, 2022, our net cash used in investing activities was $104.2 million, which consisted primarily of $85.0 million of capital expenditures for oil and natural gas properties and $20.7 million of acquisitions of oil and natural gas properties.
Cash Flows from Financing Activities
For the six months ended June 30, 2023, our net cash provided by financing activities was $19.8 million, primarily due to $55.0 million of net borrowings under our Credit Agreement, partially offset by $29.3 million of dividends paid on our common stock and $5.9 million of common stock repurchases.
For the six months ended June 30, 2022, our net cash provided by financing activities was $1.7 million, primarily due to net borrowings under the credit facilities.
Granite Ridge Credit Agreement
On October 24, 2022, the Funds terminated their revolving credit facilities, and we entered into the Credit Agreement among us, as borrower, Texas Capital Bank, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement has a maturity of five years from the effective date thereof.
The Credit Agreement provides for aggregate elected commitments of $150.0 million, an initial borrowing base of $325.0 million and an aggregate maximum revolving credit amount of $1.0 billion. The borrowing base is scheduled to be redetermined semiannually on or about April 1 and October 1 of each calendar year, commencing April 1, 2023, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. Our spring redetermination reaffirmed our borrowing base at $325.0 million. Additionally, each of the Company and the Required Lenders (as defined in the Credit Agreement) may request one unscheduled redetermination of the borrowing base between each scheduled redetermination. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with the oil and gas lending criteria of the lenders at the time of the relevant redetermination. The amount we are able to borrow under the Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Credit Agreement.
As of June 30, 2023, we had $55.0 million of outstanding debt and $0.3 million letters of credit under our Credit Agreement, resulting in committed borrowing availability of $94.7 million. The Credit Agreement is guaranteed by our restricted subsidiaries and is secured by a first priority mortgage and security interest in substantially all of our assets and our restricted subsidiaries.
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
As of June 30, 2023, we were in compliance with all covenants required by the Credit Agreement.
Known Contractual and Other Obligations; Planned Capital Expenditures
Contractual and Other Obligations
Our contractual obligations include long-term debt, cash interest expense on debt, derivative liabilities, asset retirement obligations and an annual service fee to the Manager. Since December 31, 2022, there have been no material changes in our contractual obligations, other than the $55.0 million increase in long-term debt due to borrowings under the Credit Agreement.
Planned Capital Expenditures
In May 2023, we increased our 2023 planned capital expenditures by $25 million to range between $275 million and $305 million, including $45 million of identified acquisitions of oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions, during the three months ended June 30, 2023 and 2022 totaled $58.7 million and $44.1 million, respectively, and $157.3 million and $105.0 million during the six months ended June 30, 2023 and 2022, respectively.
Our capital expenditures for the three and six months ended June 30, 2023 were primarily funded with cash flows from operations and borrowings under the Credit Agreement.
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

Acquisitions
The following table reflects our expenditures for acquisitions of proved and unproved properties for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Property acquisition costs:
Proved	$1,309	$2,895	$19,298	$7,955
Unproved	3,161	12,332	12,791	12,789
Total property acquisition costs	$4,470	$15,227	$32,089	$20,744
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
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2023. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. A 10% increase in average commodity prices would have decreased the fair value of commodity derivatives by $7.6 million at June 30, 2023. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
We generally use derivatives to economically hedge a portion of our anticipated future production. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under our Credit Agreement.
Interest Rate Risk
At June 30, 2023, our exposure to interest rate changes related primarily to the borrowings under the Credit Agreement. The interest we pay on these borrowings is set periodically based upon market rates. We had total indebtedness of $55.0 million outstanding under our Credit Agreement at June 30, 2023. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $0.6 million.
We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at June 30, 2023.
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
In the preparation of our Annual Report on Form 10-K for the year ended December 31, 2022, we identified errors in the depletion calculation and that certain acquisitions, initially classified as acquisitions of proved oil and natural gas properties, should have been classified as unproved oil and natural gas properties. In addition, management identified additional material weaknesses in Information Technology General Controls (“ITGC”) related to access to perform key duties within the financial systems. As a result of these material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2023.
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
Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Our Company was not a party to any material legal proceedings during the three months ended June 30, 2023. In the future, the Company may be subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.
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
The following table sets forth our share repurchase activity for each period presented:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2023 - April 30, 2023	109,155	$6.06	109,155	$47.4
May 1, 2023 - May 31, 2023	179,515	$5.77	179,515	$46.4
June 1, 2023 - June 30, 2023	371,898	$6.56	371,898	$44.0
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

4.7
Amendment No. 2 to Warrant Agreement, dated June 20, 2023, by and between Granite Ridge Resources, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023).

10.1#	Form of Restricted Stock Award Agreement under the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan.
10.2#	Form of Performance Stock Unit Award Agreement under the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan.
10.3#	Form of Nonqualified Stock Option Award Agreement under the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________
*    Filed herewith
#     Indicates management plan or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE RIDGE RESOURCES, INC.

August 10, 2023	By:	/s/ LUKE C. BRANDENBERG
		Name:	Luke C. Brandenberg
		Title:	President and Chief Executive Officer

August 10, 2023	By:	/s/ TYLER S. FARQUHARSON
		Name:	Tyler S. Farquharson
		Title:	Chief Financial Officer

August 10, 2023	By:	/s/ ZORAN DURKOVIC
		Name:	Zoran Durkovic
		Title:	Chief Accounting Officer