Form 10-Q
period 2023-09-30
Granite Ridge Resources, Inc.
filed 2023-11-09
CIK 1928446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
						Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
At November 6, 2023, there were 133,002,984 shares of our common stock, par value $0.0001, outstanding.

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
•acts of war, terrorism or uncertainty regarding the effects and duration of global hostilities, including the Israel-Gaza conflict, the Russia-Ukraine war, and any associated armed conflicts or related sanctions which may disrupt commodity prices and create instability in the financial markets;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(in thousands, except par value and share data)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$6,117	$50,833
Revenue receivable	82,680	72,287
Advances to operators	11,104	8,908
Prepaid costs and other	450	4,203
Derivative assets - commodity derivatives	2,112	10,089
Total current assets	102,463	146,320
Property and equipment:
Oil and gas properties, successful efforts method	1,311,625	1,028,662
Accumulated depletion	(496,452)	(383,673)
Total property and equipment, net	815,173	644,989
Long-term assets:
Other long-term assets	2,978	3,468
Total long-term assets	2,978	3,468
Total assets	$920,614	$794,777
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$61,985	$62,180
Other liabilities	3,454	1,523
Derivative liabilities - commodity derivatives	4,391	431
Total current liabilities	69,830	64,134
Long-term liabilities:
Long-term debt	85,000	—
Derivative liabilities - commodity derivatives	479	—
Derivative liabilities - common stock warrants	—	11,902
Asset retirement obligations	6,498	4,745
Deferred tax liability	108,627	91,592
Total long-term liabilities	200,604	108,239
Total liabilities	270,434	172,373
Stockholders' Equity:
Common stock, $0.0001 par value, 431,000,000 shares authorized, 136,053,725 and 133,294,897 issued at September 30, 2023 and December 31, 2022, respectively	14	13
Additional paid-in capital	610,982	590,232
Retained earnings	51,758	32,388
Treasury stock, at cost, 1,840,427 and 25,920 shares at September 30, 2023 and December 31, 2022, respectively	(12,574)	(229)
Total stockholders' equity	650,180	622,404
Total liabilities and stockholders' equity	$920,614	$794,777
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenues:
Oil and natural gas sales	$108,404	$136,966	$287,271	$381,082
Operating costs and expenses:
Lease operating expenses	16,935	12,330	45,113	30,258
Production and ad valorem taxes	7,790	7,871	19,810	20,771
Depletion and accretion expense	44,267	36,567	113,088	84,096
Abandonments expense	1,560	—	1,560	—
General and administrative (including non-cash stock-based compensation of $379 and $1,813 for the three and nine months ended September 30, 2023)	5,249	2,708	21,839	7,747
Total operating costs and expenses	75,801	59,476	201,410	142,872
Net operating income	32,603	77,490	85,861	238,210
Other income (expense):
Gain (loss) on derivatives - commodity derivatives	(8,129)	3,071	6,415	(30,787)
Interest expense	(1,356)	(570)	(2,906)	(1,704)
Loss on derivatives - common stock warrants	(8)	—	(5,742)	—
Total other income (expense)	(9,493)	2,501	(2,233)	(32,491)
Income before income taxes	23,110	79,991	83,628	205,719
Income tax expense	5,153	—	20,068	—
Net income	$17,957	$79,991	$63,560	$205,719

Net income per share:
Basic	$0.13	$0.60	$0.48	$1.55
Diluted	$0.13	$0.60	$0.48	$1.55
Weighted-average number of shares outstanding:
Basic	134,396	132,923	133,426	132,923
Diluted	134,421	132,923	133,440	132,923
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

Three Months Ended September 30, 2023
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of June 30, 2023	135,949	$14	$609,909	$48,610	(972)	$(6,208)	$652,325
Stock-based compensation	—	—	379	—	—	—	379
Purchase of treasury stock	—	—	—	—	(868)	(6,366)	(6,366)
Common stock dividend declared ($0.11 per share)	—	—	—	(14,809)	—	—	(14,809)
Common stock issued in warrant exchange	104	—	689	—	—	—	689
Common stock issued for exercise of warrants	1	—	5	—	—	—	5
Net income	—	—	—	17,957	—	—	17,957
As of September 30, 2023	136,054	$14	$610,982	$51,758	(1,840)	$(12,574)	$650,180

Three Months Ended September 30, 2022
	Previous Partnerships' Capital Existing Until the Recapitalization of Granite Ridge Resources, Inc.	Total Equity
(in thousands)
As of June 30, 2022	$600,658	$600,658
Net income	79,991	79,991
As of September 30, 2022	$680,649	$680,649

Nine Months Ended September 30, 2023
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of December 31, 2022	133,295	$13	$590,232	$32,388	(26)	$(229)	$622,404
Adoption of ASU No. 2016-13 (Note 2)	—	—	—	(118)	—	—	(118)
As of January 1, 2023	133,295	13	590,232	32,270	(26)	(229)	622,286
Grants of restricted stock	403	—	—	—	—	—	—
Cancellation of vesting shares	(221)	—	—	—	—	—	—
Vesting shares	—	—	1,287	—	—	—	1,287
Stock-based compensation	—	—	1,813	—	—	—	1,813
Purchase of treasury stock	—	—	—	—	(1,814)	(12,345)	(12,345)
Common stock dividend declared ($0.33 per share)	—	—	—	(44,072)	—	—	(44,072)
Common stock issued in warrant exchange	2,576	1	17,645	—	—	—	17,646
Common stock issued for exercise of warrants	1	—	5	—	—	—	5
Net income	—	—	—	63,560	—	—	63,560
As of September 30, 2023	136,054	$14	$610,982	$51,758	(1,840)	$(12,574)	$650,180

Nine Months Ended September 30, 2022
	Previous Partnerships' Capital Existing Until the Recapitalization of Granite Ridge Resources, Inc.	Total Equity
(in thousands)
As of December 31, 2021	$474,930	$474,930
Net income	205,719	205,719
As of September 30, 2022	$680,649	$680,649
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(in thousands)	2023	2022
Operating activities:
Net income	$63,560	$205,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and accretion expense	113,088	84,096
Abandonments expense	1,560	—
(Gain) loss on derivatives - commodity derivatives	(6,415)	30,787
Net cash receipts from (payments on) commodity derivatives	18,830	(40,006)
Stock-based compensation	1,813	—
Amortization of deferred financing costs	490	62
Loss on derivatives - common stock warrants	5,742	—
Deferred income taxes	17,069	—
Other	(146)	—
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Revenue receivable	(10,545)	(27,517)
Accrued expenses	2,627	4,932
Prepaid and other expenses	1,854	(6,703)
Other payable	3,165	(14)
Net cash provided by operating activities	212,692	251,356
Investing activities:
Capital expenditures for oil and natural gas properties	(237,138)	(143,923)
Acquisition of oil and natural gas properties	(49,427)	(32,858)
Refund of advances to operators	—	971
Proceeds from the disposal of oil and natural gas properties	60	747
Net cash used in investing activities	(286,505)	(175,063)
Financing activities:
Proceeds from borrowing on credit facilities	117,500	16,000
Repayments of borrowing on credit facilities	(32,500)	(67,100)
Cash contributions	—	84
Deferred financing costs	(28)	—
Payment of expenses related to formation of Granite Ridge Resources, Inc.	(43)	—
Purchase of treasury shares	(11,765)	—
Payment of dividends	(44,072)	—
Proceeds from issuance of common stock	5	—
Net cash provided by (used in) financing activities	29,097	(51,016)

Net change in cash and restricted cash	(44,716)	25,277
Cash and restricted cash at beginning of period	51,133	12,154
Cash and restricted cash at end of period	$6,417	$37,431

Supplemental disclosure of non-cash investing activities:
Oil and natural gas property development costs in accrued expenses	$(13,068)	$17,326
Advances to operators applied to development of oil and natural gas properties	$88,463	$55,775
Cash and restricted cash:
Cash	$6,117	$37,131
Restricted cash included in other long-term assets	300	300
Cash and restricted cash	$6,417	$37,431
The accompanying notes are an integral part to these condensed consolidated financial statements.T

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
Warrant Exchange
On October 24, 2022, in connection with the Business Combination, the Company issued 10,349,975 common stock warrants. On June 22, 2023, the Company completed an offer to holders of its outstanding warrants which provided such holders the opportunity to receive 0.25 shares of the Company’s common stock in exchange for each warrant tendered by such holders (the “Offer”). This Offer coincided with a solicitation of consents from holders of the warrants to amend the warrant agreement to permit the Company to require that each warrant that remained outstanding upon the closing of the Offer be exchanged for 0.225 shares of the Company’s common stock (together with the Offer, the “Warrant Exchange”). On June 22, 2023, the Company issued 2,471,738 shares of common stock in exchange for 9,887,035 warrants tendered in the Offer, with a minimal cash settlement in lieu of partial shares. In July 2023, each remaining outstanding warrant was converted into 0.225 shares of the Company’s common stock, and subsequently, no warrants remained outstanding. See Note 9 for further discussion of the Warrant Exchange.
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
Revenue Receivable
Revenue receivable is comprised of accrued oil and natural gas sales. The operators remit payment for production directly to the Company. In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding revenue receivable balance at the date of non-performance. The Company monitors this exposure primarily by reviewing credit ratings, financial statements and payment history. Revenue receivables are generally unsecured and typically received from the operator one to three months after production. The Company had an allowance for expected credit losses of $0.2 million at September 30, 2023, which was based on a historical loss rate. The Company’s allowance for doubtful accounts at December 31, 2022 was immaterial.

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
Capitalized leasehold costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized drilling and development costs and integrated assets is based on the unit-of-production method using proved developed reserves. The Company recognized depletion expense of $44.1 million and $36.5 million for the three months ended September 30, 2023 and 2022, respectively, and $112.7 million and $83.7 million for the nine months ended September 30, 2023 and 2022, respectively.
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
The Company’s disaggregated revenue has two primary sources: oil sales and natural gas sales. Substantially all of the Company’s oil and natural gas sales come from five geographic areas in the United States: the Eagle Ford Basin (Texas), the Permian Basin (Texas), the Haynesville Basin (Texas/Louisiana), the Denver-Julesburg “DJ” Basin (Colorado), and the

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Bakken Basin (Montana/North Dakota). The following tables present the disaggregation of the Company’s oil revenues and natural gas revenues by basin for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Oil	$88,210	$79,051	$230,755	$251,088
Natural gas	20,194	57,915	56,516	129,994
Total	$108,404	$136,966	$287,271	$381,082

Permian	$66,586	$69,386	$168,920	$196,552
Eagle Ford	12,279	15,732	34,000	49,120
Bakken	14,005	18,007	39,124	52,817
Haynesville	5,968	25,570	20,001	52,223
DJ	9,566	8,271	25,226	30,370
Total	$108,404	$136,966	$287,271	$381,082
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
Volume of Derivative Activities
The following table sets forth the Company’s outstanding commodity derivative contracts as of September 30, 2023.

	2023	2024	2025
	Total	Total	Total
Producer 3-way (oil)
Volume (Bbl)	208,488	—	—
Weighted-average sub-floor price ($/Bbl)	$60.43	$—	$—
Weighted-average floor price ($/Bbl)	$80.00	$—	$—
Weighted-average ceiling price ($/Bbl)	$101.92	$—	$—
Collar (oil)
Volume (Bbl)	371,304	1,188,846	—
Weighted-average floor price ($/Bbl)	$67.49	$62.85	$—
Weighted-average ceiling price ($/Bbl)	$88.14	$82.95	$—
Swaps (oil)
Volume (Bbl)	—	181,000	—
Weighted-average price ($/Bbl)	$—	$80.00	$—
Collar (natural gas)
Volume (Mcf)	2,086,650	3,301,000	1,406,000
Weighted-average floor price ($/Mcf)	$4.49	$3.26	$3.63
Weighted-average ceiling price ($/Mcf)	$6.34	$4.86	$5.42
Swaps (natural gas)
Volume (Mcf)	—	4,303,000	—
Weighted-average price ($/Mcf)	$—	$3.24	$—

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
The following table summarizes the amounts reported in the condensed consolidated statements of operations related to the commodity derivative instruments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Gain (loss) on commodity derivatives
Oil derivatives	$(9,808)	$15,842	$(4,906)	$(12,297)
Natural gas derivatives	1,679	(12,771)	11,321	(18,490)
Total	$(8,129)	$3,071	$6,415	$(30,787)
The following table represents the Company’s net cash receipts (payments on) commodity derivatives for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$119	$(6,946)	$3,912	$(23,165)
Natural gas derivatives	4,300	(8,153)	14,918	(16,841)
Total	$4,419	$(15,099)	$18,830	$(40,006)
Common Stock Warrants
On October 24, 2022, in connection with the Business Combination, the Company issued 10,349,975 common stock warrants. Each warrant entitled the holder to purchase one share of Granite Ridge’s common stock at an exercise price of $11.50 per share. The common stock warrants became exercisable 30 days after the completion of the Business Combination and 461 common stock warrants were exercised as of September 30, 2023.
On June 22, 2023, the Company issued 2,471,738 shares of common stock in exchange for 9,887,035 warrants tendered in the Offer. In July 2023, each remaining outstanding warrant was converted into 0.225 shares of the Company’s common stock.
The fair value of the common stock warrants as of December 31, 2022 was $11.9 million. We recognized a loss of $8.0 thousand and $5.7 million during the three and nine months ended September 30, 2023, respectively, from the change in fair value of the warrant liability in the condensed consolidated statements of operations. The warrants exchanged in the Offer were marked to fair value on the date of settlement, and the liability of $17.0 million and $0.7 million related to the exchanged common stock warrants was removed from the condensed consolidated balance sheet in June 2023 and July 2023, respectively, and the issuance of shares of the Company’s common stock was reflected in stockholders’ equity. See Note 9 for further discussion of the Warrant Exchange.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments - commodity derivatives	$2,112	$2,112	$10,089	$10,089

Liabilities:
Derivative instruments - common stock warrants	$—	$—	$11,902	$11,902
Revolving credit facilities	$85,000	$85,000	$—	$—
Derivative instruments - commodity derivatives	$4,870	$4,870	$431	$431
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. The Company nets the fair value of commodity derivative instruments by counterparty in the Company’s condensed consolidated balance sheets.

	September 30, 2023
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Assets (at fair value):
Commodity derivatives – current portion	$—	$6,288	$—	$6,288	$(4,176)	$2,112
Commodity derivatives – noncurrent portion	—	2,212	—	2,212	(2,212)	—
Liabilities (at fair value):
Commodity derivatives – current portion	—	(8,567)	—	(8,567)	4,176	(4,391)
Commodity derivatives – noncurrent portion	—	(2,691)	—	(2,691)	2,212	(479)
Net derivative instruments	$—	$(2,758)	$—	$(2,758)	$—	$(2,758)

	December 31, 2022
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Assets (at fair value):
Commodity derivatives – current portion	$—	$20,197	$—	$20,197	$(10,108)	$10,089
Liabilities (at fair value):
Commodity derivatives – current portion	—	(10,539)	—	(10,539)	10,108	(431)
Warrant liability - noncurrent portion	(11,902)	—	—	(11,902)	—	—
Net derivative instruments	$(11,902)	$9,658	$—	$(2,244)	$—	$9,658
5.    Acquisitions and Divestitures
2023 Acquisitions
During the nine months ended September 30, 2023, the Company acquired various oil and natural gas properties.
In September 2023, the Company closed on an acquisition treated as a business combination where it received proved developed producing oil and natural gas properties with approximately 281 net acres. The properties are located in the

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Permian, Eagle Ford and DJ basins. As consideration for the acquisition, the Company paid $8.5 million in cash. Asset retirement obligations acquired were $0.2 million.
All other acquisitions during the nine months ended September 30, 2023 qualified as asset acquisitions. These included the following transactions:
Permian Basin - During the nine months ended September 30, 2023, the Company closed on various acquisitions of unproved oil and natural gas properties for a total purchase price of $22.8 million in the Permian Basin.
DJ Basin - During the nine months ended September 30, 2023, the Company closed on an acquisition of proved developed producing oil and natural gas properties in the DJ Basin. As consideration for the entire acquisition, the Company paid $17.4 million in cash, of which $1.9 million was held in escrow and paid during 2022. Asset retirement obligations acquired were $0.9 million.
Eagle Ford Basin - During the nine months ended September 30, 2023, the Company acquired proved oil and natural gas properties in the Eagle Ford Basin for $0.5 million.
Haynesville Basin - During the nine months ended September 30, 2023, the Company acquired various proved and unproved oil and natural gas properties in the Haynesville Basin for $2.1 million.
2022 Acquisitions
Permian Basin - During the nine months ended September 30, 2022, the Company closed on various asset acquisitions of proved oil and natural gas properties for $7.6 million and unproved oil and natural gas properties for $17.7 million in the Permian Basin.
Bakken Basin - During the nine months ended September 30, 2022, the Company closed on an asset acquisition of proved oil and natural gas properties in the Bakken Basin for $1.6 million.
DJ Basin - During the nine months ended September 30, 2022, the Company closed on asset acquisitions of unproved oil and natural gas properties in the DJ Basin for $2.9 million.
Haynesville Basin - During the nine months ended September 30, 2022, the Company closed on an asset acquisition of proved oil and natural gas properties in the Haynesville Basin for $3.0 million.
2022 Divestitures
Eagle Ford Basin - During the nine months ended September 30, 2022, the Company sold a partial unit of oil and natural gas properties in the Eagle Ford Basin for $0.7 million.
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
During the first quarter of 2023, the Company issued restricted stock awards, stock awards, stock options, and PSUs. Stock-based compensation expense during the three and nine months ended September 30, 2023 was $0.4 million and $1.8 million, respectively.
Restricted Stock Awards - The Company may award restricted stock to its employees and consultants under the Plan. All restricted shares are legally issued and outstanding. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. The holders of

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
A summary of the Company’s activity under the Plan for the restricted stock awards, PSUs and stock options for the nine months ended September 30, 2023 is presented below:

	Restricted Stock Awards	Performance Stock Units	Stock Options
Outstanding at December 31, 2022	—	—	—
Awards granted (1)	308,938	26,574	392,108
Awards vested	—	—	(130,702)
Outstanding at September 30, 2023	308,938	26,574	261,406

(1) Weighted average grant date fair value per share/unit	$5.72	$6.01	$0.82
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
The Company records income taxes through the use of an estimated annual effective tax rate and specific events that are discretely recognized as they occur. For the three and nine months ended September 30, 2023, the Company recorded an income tax expense of $5.2 million and $20.1 million, respectively.
At the end of each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The Company’s effective income tax rate was 22.3% and 24.0% for the three and nine months ended September 30, 2023, respectively. The effective

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
tax rate differs from the enacted statutory rate of 21% primarily due to the impact of certain discrete items and state income taxes.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of September 30, 2023 and December 31, 2022, the Company had no unrecognized tax benefits and did not recognize any interest or penalties during those respective periods related to unrecognized tax benefits.
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
8.    Debt
The carrying value of the Company’s total debt was $85.0 million at September 30, 2023. We had no debt outstanding at December 31, 2022.
Granite Ridge Credit Agreement
On October 24, 2022, Granite Ridge entered into a senior secured revolving credit agreement (the “Credit Agreement”) among Granite Ridge, as borrower, Texas Capital Bank, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement has a maturity date of five years from the effective date thereof.
The Credit Agreement initially provided for aggregate elected commitments of $150.0 million, a borrowing base of $325.0 million and an aggregate maximum revolving credit amount of $1.0 billion. The borrowing base is scheduled to be redetermined semiannually on or about April 1 and October 1 of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. On November 7, 2023, Granite Ridge amended the Credit Agreement which, among other things, decreased the borrowing base from $325.0 million to $275.0 million and provided for aggregate elected commitments of $240.0 million.
The Company and the Required Lenders (as defined in the Credit Agreement) may each request one unscheduled redetermination of the borrowing base between each scheduled redetermination. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with the oil and gas lending criteria of the lenders at the time of the relevant redetermination. The amount Granite Ridge is able to borrow under the Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing, and other provisions of the Credit Agreement.
At September 30, 2023, we had outstanding borrowings of $85.0 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $64.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all assets of the Company and of its restricted subsidiaries.
Borrowings under the Credit Agreement may be base rate loans or secured overnight financing rate (“SOFR”) loans. Interest for base rate loans and SOFR loans is payable at the end of the applicable interest period. Prior to the Credit Agreement amendment on November 7, 2023, SOFR loans accrued interest at SOFR plus an applicable margin ranging from 250 to 350 basis points, depending on the percentage of the borrowing base utilized, plus an additional 10, 15 or 20 basis point credit spread adjustment for a one, three or six month interest period, respectively. Base rate loans accrued interest at a rate per annum equal to the greatest of: (i) the U.S. prime rate as published by the Wall Street Journal; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points, plus an applicable margin ranging from 150 to 250 basis points, depending on the percentage of the borrowing base utilized.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
As a result of the Credit Agreement amendment on November 7, 2023, SOFR loans now bear interest at SOFR plus an applicable margin ranging from 300 to 400 basis points, depending on the percentage of the borrowing base utilized, plus an additional 10, 15 or 20 basis point credit spread adjustment for a one, three or six month interest period, respectively. Base rate loans now bear interest at a rate per annum equal to the greatest of: (i) the U.S. prime rate as published by the Wall Street Journal; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points, plus an applicable margin ranging from 200 to 300 basis points, depending on the percentage of the borrowing base utilized.
We also pay a commitment fee on unused elected commitment amounts under our facility of 50 basis points. We may repay any amounts borrowed under the Credit Agreement prior to the maturity date without any premium or penalty.
The Credit Agreement contains certain financial covenants, including the maintenance of the following financial ratios:
(i)a leverage ratio, which is the ratio of Consolidated Total Debt to EBITDAX (each as defined in the Credit Agreement), of not greater than 3.00 to 1.00 as of the last day of each fiscal quarter, and
(ii)a Current Ratio (as defined in the Credit Agreement), of not less than 1.00 to 1.00 as of the last day of each fiscal quarter.
At September 30, 2023, the Company was in compliance with all financial covenants required by the Credit Agreement.
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
The warrants exchanged in the Offer were marked to fair value on the date of settlement, which was recorded in Loss on derivatives - common stock warrants on the condensed consolidated statements of operations. Upon exchange, the liability of $17.0 million and $0.7 million related to the exchanged common stock warrants in June 2023 and July 2023, respectively, was removed from the condensed consolidated balance sheet and the issuance of shares of the Company’s common stock was reflected in stockholders’ equity.
The Company incurred $2.5 million of costs directly related to the Warrant Exchange, consisting primarily of professional, legal, printing, filing, regulatory, and other costs. The costs were recorded in General and administrative expenses on the condensed consolidated statements of operations for the nine months ended September 30, 2023.
Common Stock Dividends - The Company paid dividends of $14.8 million, or $0.11 per share, and $44.1 million, or $0.33 per share during the three and nine months ended September 30, 2023, respectively. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
During the three and nine months ended September 30, 2023, the Company repurchased 868,726 and 1,802,311 shares under the program at an aggregate cost of $6.3 million and $12.1 million, respectively. As of September 30, 2023, the Company had repurchased a total of 1,828,231 shares since the inception of the program at an aggregate cost of $12.3 million. The extent to which the Company repurchases its shares of common stock, and the timing of such repurchases, will depend upon market conditions and other considerations as may be considered in the Company’s sole discretion.
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
10.    Related Party Transactions
On the Closing Date of the Business Combination, Grey Rock Administration, LLC (the “Manager”) entered into a Management Services Agreement with Granite Ridge (the “MSA”). Under the MSA, the Manager will provide general management, administrative, and operating services covering the oil and gas assets and other properties of the Company and other day-to-day business and affairs of the Company. In accordance with the MSA, the Company shall pay the Manager an annual services fee of $10.0 million and shall reimburse the Manager for certain Granite Ridge group costs related to the operation of the Company’s assets (including for third party costs allocated or attributable to the assets of the Company). The initial term of the MSA expires on April 30, 2028; however, the MSA will automatically renew for additional consecutive one-year renewal terms until terminated in accordance with its terms. Upon any termination of the MSA, the Manager shall provide transition services for a period of up to 90 days. For the three and nine months ended September 30, 2023, service fees for the Company under the MSA were $2.5 million and $7.5 million, respectively.
Prior to the Transactions, the Funds paid management fees to an investment advisor under common control with the Funds as compensation for providing managerial services to the Company.
For the three and nine months ended September 30, 2022, total management fees for the Company were $1.5 million and $4.5 million, respectively.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
The following table presents the basic and diluted earnings per share computations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income	$17,957	$79,991	$63,560	$205,719
Participating basic earnings (a)	(41)	—	(109)	—
Basic earnings attributable to common stockholders	17,916	79,991	63,451	205,719
Reallocation of participating earnings	—	—	—	—
Diluted earnings attributable to common stockholders	$17,916	$79,991	$63,451	$205,719

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	134,396	132,923	133,426	132,923
Dilutive performance stock units	11	—	8	—
Dilutive stock options	14	—	6	—
Weighted average common shares outstanding – diluted	134,421	132,923	133,440	132,923

Net income per common share:
Basic	$0.13	$0.60	$0.48	$1.55
Diluted	$0.13	$0.60	$0.48	$1.55
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Prior to the Warrant Exchange, the warrants were out-of-the-money and were not included in the computation of the diluted earnings per share. As a result of the Warrant Exchange, no warrants remained outstanding at September 30, 2023. The following table is a summary of the PSUs and stock options, which were not included in the computation of diluted earnings per share, as inclusion of these items would be antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Number of antidilutive common shares:
Antidilutive performance stock units	21,007	—	17,689	—
Antidilutive stock options	378,067	—	271,788	—
Total antidilutive common shares	399,074	—	289,477	—
13.    Subsequent Events
Credit Agreement Amendment
On November 7, 2023, Granite Ridge amended the Credit Agreement which, among other things, decreased the borrowing base from $325.0 million to $275.0 million and provided for aggregate elected commitments of $240.0 million, and amended the applicable margin charged on the loans and other obligations under the Credit Agreement. See Note 8 for additional information.
New commodity derivative contracts
After September 30, 2023, the Company entered into the following derivative contracts to hedge additional amounts of estimated future production:

	2023	2024	2025
	Total	Total	Total
Collar (oil)
Volume (Bbl)	—	347,600	273,000
Weighted-average floor price ($/Bbl)	$—	$69.00	$63.00
Weighted-average ceiling price ($/Bbl)	$—	$92.35	$82.70
Collar (natural gas)
Volume (Mcf)	1,660,000	2,170,000	750,000
Weighted-average floor price ($/Mcf)	$2.75	$2.95	$3.50
Weighted-average ceiling price ($/Mcf)	$4.15	$4.47	$5.35
Swaps (natural gas)
Volume (Mcf)	—	2,600,000	450,000
Weighted-average price ($/Mcf)	$—	$3.19	$3.68

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
14.    Supplementary Data
Capitalized Costs

(in thousands)	September 30, 2023	December 31, 2022
Oil and natural gas properties:
Proved	$1,260,110	$996,573
Unproved	51,515	32,089
Less: accumulated depletion	(496,452)	(383,673)
Net capitalized costs for oil and natural gas properties (1)	$815,173	$644,989

Costs Incurred for Oil and Natural Gas Producing Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Property acquisition costs:
Proved	$8,161	$4,251	$27,459	$12,206
Unproved	11,262	7,864	24,053	20,653
Development costs	75,726	59,898	233,071	164,923
Total costs incurred for oil and natural gas properties	$95,149	$72,013	$284,583	$197,782

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
Overview
Granite Ridge is a scaled, non-operated oil and gas exploration and production company. We own a portfolio of interests in wells and acreage across the Permian and four other unconventional basins across the United States. Rather than drill wells ourselves, we increase asset diversity and decrease overhead by investing in a smaller piece of a larger number of high-graded wells drilled by proven public and private operators. As a non-operating partner, we pay our pro rata share of expenses related to operation of those wells, but we are not burdened by long-term contracts and drilling obligations common to operators.
The financial results presented in this section consist of the historical results of the combined Funds (as defined below), which at the closing of the Business Combination effectively became the historical results of Granite Ridge. Quarterly information related to the Results of Operations for Granite Ridge for the three and nine months ended September 30, 2022 were derived from the unaudited consolidated financial statements of Grey Rock Energy Fund, L.P., a Delaware limited partnership (“Fund I”), and the unaudited combined financial statements of Grey Rock Energy Fund II, L.P., a Delaware limited partnership (“Fund II-A”), Grey Rock Energy Fund II-B, L.P., a Delaware limited partnership (“Fund II-B”), and Grey Rock Energy Fund II-B Holdings, L.P., a Delaware limited partnership (“Fund II-B Holdings”, and together with Fund II-A and Fund II-B, collectively, “Fund II”), and Grey Rock Energy Fund III-A, L.P., a Delaware limited partnership (“Fund III-A”), Grey Rock Energy Partners Fund III-B, L.P., a Delaware limited partnership (“Fund III-B”), and Grey Rock Energy Fund III-B Holdings, L.P., a Delaware limited partnership (“Fund III-B Holdings” and together with Fund III-A and Fund III-B, collectively, “Fund III” or “Predecessor”). Fund I, Fund II and Fund III are collectively referred to herein as the “Funds.”
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

Prices for various quantities of oil and natural gas that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average NYMEX Prices (1)
Oil (per Bbl)	$82.20	$91.38	$77.30	$98.24
Natural gas (per Mcf)	2.66	7.95	2.58	6.70
(1)Based on average NYMEX closing prices.
Recent Events
Warrant Exchange
On June 22, 2023, we completed an offer to holders of our outstanding warrants which provided such holders the opportunity to receive 0.25 shares of our common stock in exchange for each warrant tendered by such holders (the “Offer”). This Offer coincided with a solicitation of consents from holders of the warrants to amend the warrant agreement to permit the Company to require that each warrant that remained outstanding upon the closing of the Offer be exchanged for 0.225 shares of our common stock (together with the Offer, the “Warrant Exchange”). On June 22, 2023, we issued 2,471,738 shares of common stock in exchange for 9,887,035 warrants tendered in the Offer, with a minimal cash settlement in lieu of partial shares. In July 2023, each remaining outstanding warrant was converted into 0.225 shares of the Company’s common stock, and subsequently, no warrants remained outstanding. See Note 9 in the Notes to Condensed Consolidated Financial Statements for further discussion of the Warrant Exchange.
Distribution and Voting Agreement
On August 25, 2023, Fund III, which collectively owned a majority of the voting shares of our common stock, distributed an aggregate of 31,649,616 shares of our common stock, pro rata to its limited partners (the “Distribution”). As a result of the Distribution, Fund III’s aggregate ownership of shares of our common stock was reduced from approximately 71% to approximately 47% as of the date of the Distribution.
Also on August 25, 2023, Grey Rock Energy Partners GP III, L.P., a Delaware limited partnership (who has voting and dispositive power over Granite Ridge common stock owned by Fund III and certain of its affiliates) (“GREP GP III”), Grey Rock Energy Partners GP II, L.P., a Delaware limited partnership (who has voting and dispositive power over Granite Ridge common stock owned by Fund II) (“GREP GP II”), and Matthew Miller, Griffin Perry, Thaddeus Darden and Kirk Lazarine (collectively, the “Voting Agreement Parties”), entered into a Stockholder Voting Agreement (the “Voting Agreement”).
Pursuant to the Voting Agreement, the Voting Agreement Parties irrevocably and unconditionally agreed to vote the 75,957,927 shares of our common stock which the Voting Agreement Parties then held (and any other shares of our common stock obtained by Voting Agreement Parties in the future) at any annual or special meeting of our stockholders or in connection with any written consent of our stockholders. The 75,957,927 shares held by the Voting Agreement Parties as of the date of the Voting Agreement constituted approximately 56.3% of the total outstanding shares of our common stock as of such date. The Voting Agreement continues indefinitely, but can be terminated on 30 days’ prior written notice by Voting Agreement Parties holding a majority of the shares of Granite Ridge common stock subject to the Voting Agreement. In connection with their entry into the Voting Agreement, the Voting Agreement Parties provided GREP GP III an irrevocable voting proxy to vote the shares subject to the Voting Agreement. Additionally, during the term of such agreement, the Voting Agreement Parties agreed not to transfer the shares covered by the Voting Agreement without the consent of GREP GP III, except pursuant to certain limited exceptions. Due to the Voting Agreement, GREP GP III, LLC, a Delaware limited liability company, the sole general partner of GREP GP III, has voting and dispositive power over a majority of the shares of the Company due to its ability to vote the outstanding shares of Granite Ridge common stock held by the Voting Agreement Parties.

Secondary Offering
On September 15, 2023, we consummated an underwritten registered secondary offering (the “Secondary Offering”) of an aggregate of 8,165,000 shares of our common stock owned by GREP Holdco III-A, LLC and GREP Holdco III-B Holdings, LLC, each a Delaware limited liability company, at a price of $5.00 per share, pursuant to that certain Underwriting Agreement, dated September 12, 2023, among the Company, GREP Holdco III-A, LLC, GREP Holdco III-B Holdings, LLC, BofA Securities, Inc. and Evercore Group L.L.C. We did not sell any shares of our common stock in the Secondary Offering and did not receive any proceeds from the Secondary Offering.

Results of Operations
The following table sets forth summary production and operating data for the periods indicated. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Sales (in thousands):
Oil sales	$88,210	$79,051	$230,755	$251,088
Natural gas sales	20,194	57,915	56,516	129,994
Total revenues	108,404	136,966	287,271	381,082

Net Production:
Oil (MBbl)	1,125	999	3,038	2,610
Natural gas (MMcf)	7,841	6,158	20,643	15,461
Total (MBoe)(1)	2,432	2,025	6,479	5,187
Average Daily Production:
Oil (Bbl)	12,228	10,859	11,128	9,560
Natural gas (Mcf)	85,228	66,935	75,615	56,634
Total (Boe)(1)	26,433	22,015	23,731	18,999

Average Sales Prices:
Oil (per Bbl)	$78.41	$79.13	$75.96	$96.20
Effect of gain (loss) on settled oil derivatives on average price (per Bbl)	0.11	(6.95)	1.29	(8.88)
Oil net of settled oil derivatives (per Bbl) (2)	78.52	72.18	77.25	87.32

Natural gas sales (per Mcf)	2.58	9.40	2.74	8.41
Effect of gain (loss) on settled natural gas derivatives on average price (per Mcf)	0.55	(1.32)	0.72	(1.09)
Natural gas sales net of settled natural gas derivatives (per Mcf) (2)	3.13	8.08	3.46	7.32

Realized price on a Boe basis excluding settled commodity derivatives	44.57	67.64	44.34	73.47
Effect of gain (loss) on settled commodity derivatives on average price (per Boe)	1.82	(7.46)	2.91	(7.71)
Realized price on a Boe basis including settled commodity derivatives (2)	46.39	60.18	47.25	65.76

Operating Expenses (in thousands):
Lease operating expenses	$16,935	$12,330	$45,113	$30,258
Production and ad valorem taxes	7,790	7,871	19,810	20,771
Depletion and accretion expense	44,267	36,567	113,088	84,096
General and administrative	5,249	2,708	21,839	7,747
Costs and Expenses (per Boe):
Lease operating expenses	$6.96	$6.09	$6.96	$5.83
Production and ad valorem taxes	3.20	3.89	3.06	4.00
Depletion and accretion	18.20	18.06	17.45	16.21
General and administrative	2.16	1.34	3.37	1.49

Net Producing Wells at Period-End:	175.24	123.84	175.24	123.84
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

Oil and Natural Gas Sales
Our revenues vary from year to year primarily due to changes in realized commodity prices and production volumes. Our oil and natural gas sales for the three months ended September 30, 2023 decreased 21% from the same period in 2022, driven by the decrease in realized prices, excluding the effect of settled commodity derivatives, partially offset by the increase in production. The lower average realized prices were driven by lower average NYMEX oil and natural gas prices.
Our oil and natural gas sales for the nine months ended September 30, 2023 decreased 25% from the same period in 2022, driven by the decrease in realized prices, excluding the effect of settled commodity derivatives, partially offset by the increase in production. The lower average realized prices were driven by lower average NYMEX oil and natural gas prices.
Production from oil and gas properties increased because of drilling success and the acquisition of additional net revenue interests. This increase in production is offset by the natural decline of the production rate of existing oil and natural gas wells. The number of wells we participated in increased from 123.84 net wells on September 30, 2022 to 175.24 net wells on September 30, 2023.
Lease Operating Expenses
Lease operating expenses were $16.9 million ($6.96 per Boe) for the three months ended September 30, 2023, an increase of 37% from $12.3 million ($6.09 per Boe) during the same period in 2022. The increase was primarily due to an increase in well count due to acquisitions and additional wells successfully drilled and completed, higher repair and maintenance costs and overall increased cost of services. The increase in lease operating expenses per Boe was primarily due to higher repair and maintenance costs and saltwater disposal costs, partially offset by the increase in production.
Lease operating expenses were $45.1 million ($6.96 per Boe) for the nine months ended September 30, 2023, an increase of 49% from $30.3 million ($5.83 per Boe) during the same period in 2022. The increase was primarily due to an increase in well count due to acquisitions and additional wells successfully drilled and completed, higher repair and maintenance costs and overall increased cost of services. The increase in lease operating expenses per Boe was primarily due to higher saltwater disposal costs, repair and maintenance costs and workover activity, partially offset by the increase in production.
Production and Ad Valorem Taxes
We generally pay production taxes based on realized oil and natural gas sales. Production taxes were $7.1 million ($2.93 per Boe) for the three months ended September 30, 2023 compared to $7.7 million ($3.78 per Boe) during the same period in 2022. As a percentage of oil and natural gas sales, our production taxes were 7% and 6% during the three months ended September 30, 2023 and 2022, respectively.
Production taxes were $17.9 million ($2.76 per Boe) for the nine months ended September 30, 2023 compared to $20.3 million ($3.92 per Boe) during the same period in 2022. As a percentage of oil and natural gas sales, our production taxes were 6% and 5% during the nine months ended September 30, 2023 and 2022, respectively.
Production taxes generally fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.
Ad valorem taxes increased during both the three and nine months ended September 30, 2023 as compared to the same periods in 2022, primarily due to additional wells drilled and completed and new wells acquired.
Depletion and Accretion
Depletion and accretion was $44.3 million ($18.20 per Boe) for the three months ended September 30, 2023, an increase of 21% from $36.6 million ($18.06 per Boe) during the same period in 2022. The increase in depletion and accretion expense was primarily due to the increase in depletion expense resulting from the increase in production and depletion rate.

Depletion and accretion was $113.1 million ($17.45 per Boe) for the nine months ended September 30, 2023, an increase of 34% from $84.1 million ($16.21 per Boe) during the same period in 2022. The increase in depletion and accretion expense was primarily due to the increase in depletion expense resulting from the increase in production and depletion rate.
Abandonments expense
During the three and nine months ended September 30, 2023, we recognized abandonments expense of $1.6 million related to certain mechanical issues encountered on two wells that made them unable to produce hydrocarbons.
General and Administrative
The following table provides components of our general and administrative expenses for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
General and administrative expenses	$4,870	$2,708	$20,026	$7,747
Non-cash stock-based compensation	379	—	1,813	—
Total general and administrative expenses	$5,249	$2,708	$21,839	$7,747
Total general and administrative expenses were $5.2 million ($2.16 per Boe) for the three months ended September 30, 2023, an increase of 94% from $2.7 million ($1.34 per Boe) during the same period in 2022. The increase was primarily due to stock-based compensation of $0.4 million, annual compensation accruals related to the Company’s officers, higher professional services and legal costs and $2.5 million for the three months ended September 30, 2023 that Granite Ridge paid for services under the Management Services Agreement. Prior to the closing of the Business Combination, for the three months ended September 30, 2022, the Funds paid $1.5 million in management fees to an investment advisor. See Note 10 in the Notes to the Condensed Consolidated Financial Statements for additional information on management fees. The increase in stock-based compensation was due to the issuance of restricted stock awards, stock awards, stock options and PSUs. See Note 6 in the Notes to the Condensed Consolidated Financial Statements for additional information on stock-based compensation.
Total general and administrative expenses were $21.8 million ($3.37 per Boe) for the nine months ended September 30, 2023, an increase of 182% from $7.7 million ($1.49 per Boe) during the same period in 2022. The increase was primarily due to $2.5 million of costs directly related to the Warrant Exchange, stock-based compensation of $1.8 million, annual compensation accruals related to the Company’s officers, higher professional services and legal costs and $7.5 million for the nine months ended September 30, 2023 that Granite Ridge paid for services under the Management Services Agreement. Prior to the closing of the Business Combination, for the nine months ended September 30, 2022, the Funds paid $4.5 million in management fees to an investment advisor. See Note 10 in the Notes to the Condensed Consolidated Financial Statements for additional information on management fees. The increase in stock-based compensation was due to the issuance of restricted stock awards, stock awards, stock options and PSUs. See Note 6 in the Notes to the Condensed Consolidated Financial Statements for additional information on stock-based compensation.
Gain/(Loss) on Derivatives – Commodity Derivatives
The following table sets forth the gain (loss) on derivatives for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Gain (loss) on commodity derivatives
Oil derivatives	$(9,808)	$15,842	$(4,906)	$(12,297)
Natural gas derivatives	1,679	(12,771)	11,321	(18,490)
Total	$(8,129)	$3,071	$6,415	$(30,787)

The following table represents our net cash receipts from (payments on) derivatives for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$119	$(6,946)	$3,912	$(23,165)
Natural gas derivatives	4,300	(8,153)	14,918	(16,841)
Total	$4,419	$(15,099)	$18,830	$(40,006)
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
Interest Expense
Interest expense was $1.4 million for the three months ended September 30, 2023 compared to $0.6 million for the three months ended September 30, 2022. The increase in interest expense during three months ended September 30, 2023 as compared to 2022 was primarily due to the increase in interest rates and amortization of deferred financing costs, and higher average outstanding balance on the revolving credit facility.
Interest expense was $2.9 million for the nine months ended September 30, 2023 compared to $1.7 million for the nine months ended September 30, 2022. The increase in interest expense during the nine months ended September 30, 2023 as compared to 2022 was primarily due to the increase in interest rates and amortization of deferred financing costs, and higher average outstanding balance on the revolving credit facility.
Loss on Derivatives – Common Stock Warrants
We recognized a loss of $8 thousand and $5.7 million during the three and nine months ended September 30, 2023, respectively, from the change in fair value of the warrant liability. See Note 3 and Note 9 in the Notes to the Condensed Consolidated Financial Statements for additional information on the common stock warrants and the Warrant Exchange.
Income Tax Expense (Benefit)
We recorded an income tax expense of $5.2 million and $20.1 million for the three and nine months ended September 30, 2023, respectively. There was no income tax expense (benefit) for the three and nine months ended September 30, 2022. The change in income tax expense during the three and nine months ended September 30, 2023, compared with the same periods in 2022, was due to the fact that the Funds were treated as partnerships for U.S. federal income tax purposes during the three and nine months ended September 30, 2022 and, as such, the partners of the Funds reported their share of the Fund’s income or loss on their respective income tax returns. In contrast, Granite Ridge is a corporation for U.S. federal income tax purposes and is subject to U.S. federal income taxes on any income or loss from the operation of the Company’s assets following the Business Combination on October 24, 2022. The effective income tax rate differs from the statutory rate primarily due to the impact of certain discrete items and state income taxes. See Note 7 to the Notes to the Condensed Consolidated Financial Statements for additional discussion of income taxes.
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
As of September 30, 2023, we had $85.0 million of debt outstanding under our senior secured revolving credit agreement (“Credit Agreement”). We had $70.8 million of liquidity as of September 30, 2023, consisting of $64.7 million of committed borrowing availability under the Credit Agreement and $6.1 million of cash on hand. On November 7, 2023,

Granite Ridge amended the Credit Agreement which, among other things, decreased the borrowing base from $325.0 million to $275.0 million and provided for aggregate elected commitments of $240.0 million, and amended the applicable margin charged on the loans and other obligations under the Credit Agreement. See Note 8 to the Notes to the Condensed Consolidated Financial Statements for additional information.
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
Common Stock Dividends
We paid dividends of $14.8 million, or $0.11 per share, and $44.1 million, or $0.33 per share during the three and nine months ended September 30, 2023, respectively.
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
During the three and nine months ended September 30, 2023, we repurchased 868,726 and 1,802,311 shares under the program at an aggregate cost of $6.3 million and $12.1 million, respectively. As of September 30, 2023, we had repurchased a total of 1,828,231 shares since the inception of the program at an aggregate cost of $12.3 million. The extent to which we repurchase our shares of common stock, and the timing of such repurchases, will depend upon market conditions and other considerations as may be considered in our sole discretion.
Cash Flows
The following table summarizes our changes in cash and cash equivalents for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$212,692	$251,356
Net cash used in investing activities	(286,505)	(175,063)
Net cash provided by (used in) financing activities	29,097	(51,016)
Net change in cash	$(44,716)	$25,277
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

The $38.7 million decrease in operating cash flows during the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily due to the decrease in oil and natural gas sales and higher operating costs, partially offset by $18.8 million of settlements received from commodity derivatives during the nine months ended September 30, 2023, as compared to $40.0 million of settlements paid on commodity derivatives during the same period in 2022.
Our net cash provided by operating activities included a reduction of $2.9 million and a reduction of $29.3 million for the nine months ended September 30, 2023 and 2022, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.
Cash Flows from Investing Activities
For the nine months ended September 30, 2023, our net cash used in investing activities was $286.5 million, which consisted primarily of $237.1 million of capital expenditures for oil and natural gas properties and $49.4 million of acquisitions of oil and natural gas properties.
For the nine months ended September 30, 2022, our net cash used in investing activities was $175.1 million, which consisted primarily of $143.9 million of capital expenditures for oil and natural gas properties and $32.9 million of acquisitions of oil and natural gas properties.
Cash Flows from Financing Activities
For the nine months ended September 30, 2023, our net cash provided by financing activities was $29.1 million, primarily due to $85.0 million of net borrowings under our Credit Agreement, partially offset by $44.1 million of dividends paid on our common stock and $11.8 million of common stock repurchases.
For the nine months ended September 30, 2022, our net cash used in financing activities was $51.0 million, primarily due to net repayments under the credit facilities.
Granite Ridge Credit Agreement
On October 24, 2022, the Funds terminated their revolving credit facilities, and we entered into the Credit Agreement among us, as borrower, Texas Capital Bank, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement has a maturity of five years from the effective date thereof.
The Credit Agreement provided for aggregate elected commitments of $150.0 million, an initial borrowing base of $325.0 million and an aggregate maximum revolving credit amount of $1.0 billion. The borrowing base is scheduled to be redetermined semiannually on or about April 1 and October 1 of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. On November 7, 2023, we amended the Credit Agreement which, among other things, decreased the borrowing base from $325.0 million to $275.0 million and provided for aggregate elected commitments of $240.0 million.
The Company and the Required Lenders (as defined in the Credit Agreement) may each request one unscheduled redetermination of the borrowing base between each scheduled redetermination. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with the oil and gas lending criteria of the lenders at the time of the relevant redetermination. The amount we are able to borrow under the Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Credit Agreement.
At September 30, 2023, we had $85.0 million of outstanding debt and $0.3 million of letters of credit issued and outstanding under our Credit Agreement, resulting in committed borrowing availability of $64.7 million. The Credit Agreement is guaranteed by our restricted subsidiaries and is secured by a first priority mortgage and security interest in substantially all of our assets and of our restricted subsidiaries.
Borrowings under the Credit Agreement may be base rate loans or secured overnight financing rate (“SOFR”) loans. Interest for base rate loans and SOFR loans is payable at the end of the applicable interest period. Prior to the Credit Agreement amendment on November 7, 2023, SOFR loans accrued interest at SOFR plus an applicable margin ranging from 250 to 350 basis points, depending on the percentage of the borrowing base utilized, plus an additional 10, 15 or 20 basis point credit spread adjustment for a one, three or six month interest period, respectively. Base rate loans accrued interest at a rate per annum equal to the greatest of: (i) the U.S. prime rate as published by the Wall Street Journal; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points, plus an applicable margin ranging from 150 to 250 basis points, depending on the percentage of the borrowing base utilized.
As a result of the Credit Agreement amendment on November 7, 2023, SOFR loans now bear interest at SOFR plus an applicable margin ranging from 300 to 400 basis points, depending on the percentage of the borrowing base utilized, plus an additional 10, 15 or 20 basis point credit spread adjustment for a one, three or six month interest period, respectively. Base rate loans now bear interest at a rate per annum equal to the greatest of: (i) the U.S. prime rate as published by the Wall Street Journal; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points, plus an applicable margin ranging from 200 to 300 basis points, depending on the percentage of the borrowing base utilized.
We also pay a commitment fee on unused elected commitment amounts under our facility of 50 basis points. We may repay any amounts borrowed under the Credit Agreement prior to the maturity date without any premium or penalty.
The Credit Agreement also contains certain financial covenants, including the maintenance of the following financial ratios:
(i)a Current Ratio, (as defined in the Credit Agreement) of not less than 1.00 to 1.00 as of the last day of each fiscal quarter; and
(ii)a leverage ratio, which is the ratio of Consolidated Total Debt to EBITDAX (each as defined in the Credit Agreement), of not greater than 3.00 to 1.00 as of the last day of each fiscal quarter.
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
As of September 30, 2023, we were in compliance with all financial covenants required by the Credit Agreement.
Known Contractual and Other Obligations; Planned Capital Expenditures
Contractual and Other Obligations
Our contractual obligations include long-term debt, cash interest expense on debt, derivative liabilities, asset retirement obligations and an annual service fee to the Manager. Since December 31, 2022, there have been the following material changes in our contractual obligations:
•$85.0 million increase in long-term debt due to borrowings under the Credit Agreement; and
•increase in our derivative liability, which was $4.9 million at September 30, 2023.
Planned Capital Expenditures
In November 2023, we increased our 2023 total planned capital expenditures to range between $345 million and $355 million, including $90 million of identified acquisitions of oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions, during the three months ended September 30, 2023 and 2022 totaled $75.7 million and $59.9 million, respectively, and $233.1 million and $164.9 million during the nine months ended September 30, 2023 and 2022, respectively.
Our capital expenditures for the three and nine months ended September 30, 2023 were primarily funded with cash flows from operations and borrowings under the Credit Agreement.

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
Acquisitions
The following table reflects our expenditures for acquisitions of proved and unproved properties for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Property acquisition costs:
Proved	$8,161	$4,251	$27,459	$12,206
Unproved	11,262	7,864	24,053	20,653
Total property acquisition costs	$19,423	$12,115	$51,512	$32,859
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
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2023. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. A 10% increase in average commodity prices would have decreased the fair value of commodity derivatives by $13.4 million at September 30, 2023. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
We generally use derivatives to economically hedge a portion of our anticipated future production. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under our Credit Agreement.
Interest Rate Risk
At September 30, 2023, our exposure to interest rate changes related primarily to the borrowings under the Credit Agreement. The interest we pay on these borrowings is set periodically based upon market rates. We had total indebtedness of $85.0 million outstanding under our Credit Agreement at September 30, 2023. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $0.9 million.
We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at September 30, 2023.
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
In the preparation of our Annual Report on Form 10-K for the year ended December 31, 2022, we identified errors in the depletion calculation and that certain acquisitions, initially classified as acquisitions of proved oil and natural gas properties, should have been classified as unproved oil and natural gas properties. In addition, management identified additional material weaknesses in Information Technology General Controls (“ITGC”) related to access to perform key duties within the financial systems. As a result of these material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2023.
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
Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Our Company was not a party to any material legal proceedings during the nine months ended September 30, 2023. In the future, the Company may be subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.
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
The following table sets forth our share repurchase activity for each period presented:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2023 - July 31, 2023	188,143	$6.94	188,143	$42.6
August 1, 2023 - August 31, 2023	285,805	$7.67	285,805	$40.5
September 1, 2023 - September 30, 2023	394,778	$7.11	394,778	$37.7
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

GRANITE RIDGE RESOURCES, INC.

November 9, 2023	By:	/s/ LUKE C. BRANDENBERG
		Name:	Luke C. Brandenberg
		Title:	President and Chief Executive Officer

November 9, 2023	By:	/s/ TYLER S. FARQUHARSON
		Name:	Tyler S. Farquharson
		Title:	Chief Financial Officer

November 9, 2023	By:	/s/ ZORAN DURKOVIC
		Name:	Zoran Durkovic
		Title:	Chief Accounting Officer