Form 10-K
period 2023-12-31
Granite Ridge Resources, Inc.
filed 2024-03-08
CIK 1928446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒
						Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $180,711,437 based on the $6.63 per share closing price of the registrant's common stock as reported on that day on the New York Stock Exchange.
As of March 5, 2024, there were 130,449,075 shares of the registrant's common stock outstanding.
Documents incorporated by reference: Portions of the definitive proxy statement related to the registrant's 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law afford.
From time to time, our management or persons acting on our behalf may make forward-looking statements to inform existing and potential security holders about our company. All statements other than statements of historical facts included in this Annual Report on Form 10-K (this "Annual Report"), including, without limitation, statements regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, indebtedness covenant compliance, capital expenditures, production, cash flow, borrowing base under our Credit Agreement (as defined below), our intention or ability to pay or increase dividends on our capital stock, and impairment are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “continue,” “anticipate,” “target,” “could,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about actual or potential future production, sales, market size, collaborations, cash flows, and trends or operating results also constitute such forward-looking statements.
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
•acts of war, terrorism or uncertainty regarding the effects and duration of global hostilities, including the Israel-Hamas conflict, the Russia-Ukraine war, continued instability in the Middle East, including from the Houthi rebels in Yemen, and any associated armed conflicts or related sanctions which may disrupt commodity prices and create instability in the financial markets;
•market conditions and global, regulatory, technical, and economic factors beyond Granite Ridge’s control, including the potential adverse effects of world health events, such as the COVID-19 pandemic, affecting capital markets, general economic conditions, global supply chains and Granite Ridge’s business and operations;

•increasing regulatory and investor emphasis on, and attention to, environmental, social, and governance matters;
•our ability to establish and maintain effective internal control over financial reporting, including our ability to remediate the existing material weaknesses in our internal controls; and
•other factors discussed in this Annual Report under the section titled Item 1A. “Risk Factors,” as updated by any subsequent Quarterly Reports on Form 10-Q, which we file with the United States Securities and Exchange Commission (“SEC”).
We have based any forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, results actually achieved may differ materially from expected results described in these statements. Forward-looking statements speak only as of the date they are made. You should carefully consider the statements in the section titled Item 1A. "Risk Factors” and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Our company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.
Reserve engineering is a process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data, and the price and cost assumptions made by reservoir engineers. In addition, the results of drilling, testing and production activities, or changes in commodity prices, may justify revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of natural gas and oil that are ultimately recovered.
Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

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
“Differential” The difference between a benchmark price of crude oil and natural gas, such as the NYMEX crude oil spot market price, and the wellhead price received.
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
(i)The area of the reservoir considered as proved includes: (A) the area identified by drilling and limited by fluid contacts, if any, and (B) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible crude oil, NGLs or natural gas on the basis of available geoscience and engineering data.
(ii)In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (“LKH”) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.
(iii)Where direct observation from well penetrations has defined a highest known oil (“HKO”) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering or performance data and reliable technology establish the higher contact with reasonable certainty.
(iv)Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (A) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (B) the project has been approved for development by all necessary parties and entities, including governmental entities.
(v)Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average during the twelve-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions.
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

Summary of Risk Factors
We believe that the risks associated with our business, and consequently the risks associated with an investment in our securities, fall within the following categories:
Risks Related to Granite Ridge’s Business and Operations
•As a non-operator, Granite Ridge’s development of successful operations relies extensively on third parties.
•The loss of a key member of the Manager’s management team could diminish our ability to conduct our operations and harm our ability to execute our business plan.
•Oil and natural gas prices are volatile. Extended declines in such prices have adversely affected, and could in the future adversely affect, Granite Ridge’s business and results of operations.
•Certain of Granite Ridge’s undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established, operations are commenced or the leases are extended.
•Granite Ridge’s estimated reserves are based on many assumptions that may prove to be inaccurate.
•Granite Ridge’s future success depends on its ability to replace reserves that its operators produce.
•Deficiencies of title to Granite Ridge’s leased interests could significantly affect its financial condition.
•Various laws and regulations govern aspects of the oil and gas business including natural resource conservation and environmental, health, and safety matters, and these laws and regulations could change and become stricter over time.
•Fuel and energy conservation measures, technological advances and negative shift in market perception towards the oil and natural gas industry could reduce demand for oil and natural gas.
•Increased attention to environmental, social and governance matters may impact Granite Ridge’s business.
•Granite Ridge relies on the Manager for various certain key services under the MSA, which could result in conflicts of interest and other unforeseen risks.
•Certain of our unaudited financial statements for the three and nine months ended September 30, 2022 were required to be restated and our management identified material weaknesses in our internal control over financial reporting. Management implemented steps that remediated these material weaknesses effective as of December 31, 2023. These steps may, however, not be sufficient to prevent a future weakness. A material weakness may result in a misstatement of accounts or disclosures that would result in a material misstatement of the Company’s financial statements that would not be prevented or detected on a timely basis or cause us to fail to meet our obligations under securities laws, stock exchange listing rules, or debt instrument covenants to file periodic financial reports on a timely basis.
•The relative lack of public company experience by Granite Ridge’s management team may put Granite Ridge at a competitive disadvantage.
•The borrowing base under our Credit Agreement may be reduced in light of commodity price declines, which could limit us in the future.
Risks Related to Ownership of Granite Ridge Common Stock
•Sales by our securityholders or issuances by the Company, or the perception that such sales or issuances may occur may cause the market price of Granite Ridge common stock to drop.
•Granite Ridge qualifies as an “emerging growth company”, which could make its securities less attractive.
•Anti-takeover provisions in the Granite Ridge organizational documents could delay or prevent a change of control.
•Granite Ridge is a “controlled company” under the corporate governance rules of the NYSE, which means that our stockholders are not afforded the same protections as stockholders of companies that are not “controlled companies.”
•Changes in applicable tax laws or interpretations thereof or the imposition of new or increased taxes or fees may increase our future tax liabilities and adversely affect our operating results and cash flows.
We describe these and other risks in much greater detail below in the section titled Item 1A. "Risk Factors."

GRANITE RIDGE RESOURCES, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2023
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
We drive capital appreciation by reinvesting cash flow generated from our oil and gas wells to:
•participate in the development of new wells alongside operators with significant experience in developing and producing hydrocarbons in our core asset areas;
•acquire additional rights to participate in future wells; and
•leverage our scalable, tech-enabled platform to consolidate non-operated assets.
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

The following is a summary of information regarding our assets as of December 31, 2023, including reserves information as estimated by our third-party independent reserve engineers, Netherland, Sewell & Associates, Inc.

	As of December 31, 2023
		Productive Oil Wells		Productive Gas Wells
	Net Acres	Gross	Net	Gross	Net	Average Daily Production (Boe per day)	Proved Reserves (MBoe)	% Oil	% Proved Developed
Permian	9,593	575	46.30	1	—	11,453	32,300	56%	42%
Eagle Ford	6,809	120	24.80	93	6.90	2,843	7,874	55%	64%
Bakken	13,487	938	39.00	—	—	2,326	4,500	73%	96%
Haynesville	5,502	—	—	117	16.40	5,595	4,834	0%	89%
DJ	2,086	967	42.20	15	0.90	2,094	3,963	34%	98%
Total	37,477	2,600	152.30	226	24.20	24,311	53,472	51%	58%
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
Pay a Quarterly Dividend: We believe that a quarterly cash dividend is the cornerstone of a sustainable and resilient business model. We expect that Granite Ridge will initially pay quarterly cash dividends of $0.11 (or $0.44 per fiscal year).
Be a Good Partner: As a non-operator, we lean heavily on our operating partners. By building relationships across multiple disciplines and actively seeking creative opportunities to be a value-added partner, we can often access more and more timely data as well as mitigate some of the challenges inherent in non-op around development plans and timing.
Empower People: Our people are the lifeblood of our organization. We, and Grey Rock Administration, LLC (the "Manager") which supplies land, accounting, engineering, finance, and other back-office services to us in connection with continued management of the Properties contributed to us as part of the Business Combination, employ a case-based recruiting process to identify talent that has both the ability and desire to have a positive impact on an organization but may have been restricted by the bureaucracy of larger companies. We then encourage, support, and incentivize our team to develop and implement ideas that make us better.
Leverage Data: As an owner in over 3,100 gross wells under 66 operators across 7 states and 35 counties/parishes, we have an immense amount of data. We continually invest both human and financial capital to further develop our proprietary information systems to help us make better investment decisions faster.
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
Commit to Environmental Stewardship: As a non-operator, it is critical that we partner with operators that are proven and responsible environmental stewards. In additional to the moral and ethical drivers, it is a prudent business decision because if an operator with poor ESG standards loses the social license to operate, we may end up with stranded inventory.
Operating Areas
Permian
The Permian Basin extends from southeastern New Mexico into west Texas and is currently one of the most active drilling regions in the United States. The Permian Basin consists of mature legacy onshore oil and liquids-rich natural gas reservoirs. The extensive operating history, favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, horizontal development potential and liquids-rich reserves make the Permian Basin one of the most prolific oil-producing regions in the United States. At December 31, 2023, 60% of our total proved reserves were located in the Permian Basin. During the year ended December 31, 2023, operators completed 123 gross (13.26 net) wells in the Permian Basin.
Eagle Ford
The Eagle Ford shale formation stretches across south Texas and includes Austin Chalk and Buda formations. At December 31, 2023, 15% of our total proved reserves were located in the Eagle Ford Basin. During the year ended December 31, 2023, operators completed 24 gross (5.84 net) wells in the Eagle Ford Basin.
Bakken
The Williston Basin stretches through North Dakota, the northwest part of South Dakota, and eastern Montana and is best known for the Bakken/Three Forks shale formations. The Bakken ranks as one of the largest oil developments in the United States. At December 31, 2023, 8% of our total proved reserves were located in the Bakken Basin. During the year ended December 31, 2023, operators completed 34 gross (1.47 net) wells in the Bakken Basin.
Haynesville
The Haynesville Basin is a premier natural gas basin located in Northwestern Louisiana and East Texas. At December 31, 2023, 9% of our total proved reserves were located in the Haynesville Basin. During the year ended December 31, 2023, operators completed 9 gross (1.13 net) wells in the Haynesville Basin.
DJ
The Denver-Julesburg Basin, also known as the DJ basin, is a geologic basin centered in eastern Colorado stretching into southeast Wyoming, western Nebraska and western Kansas. Development in this area is currently focused on horizontal drilling in the Niobrara and Codell formations. At December 31, 2023, 7% of our total proved reserves were located in the DJ Basin. During the year ended December 31, 2023, operators completed 124 gross (2.85 net) wells in the DJ Basin.
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

The following table sets forth the percentage of revenues attributable to third-party operating partners who have accounted for 10% or more of revenues attributable to our assets during the years ended December 31, 2023, 2022 and 2021.

Major Operators	2023	2022	2021
Operator A	11%	12%	12%
Operator B	*	*	15%
Operator C	12%	10%	*
Operator D	*	10%	*
__________________________________________
*Less than 10%
No other operator accounted for 10% or more of revenue attributable to our assets on a combined basis in the years ended December 31, 2023, 2022, or 2021. The loss of any such operator could adversely affect revenues attributable to the Company’s assets in the short term.
Title to Properties
Our oil and natural gas properties are subject to customary royalty and other interests, liens under indebtedness, liens incident to operating agreements, liens for current taxes, and other burdens, including other mineral encumbrances and restrictions. At the closing of the Business Combination, we entered into a credit agreement with Texas Capital Bank, as administrative agent, and the lenders named therein (as amended, the “Credit Agreement”), secured by a first priority mortgage and security interest in substantially all of our and our restricted subsidiaries' assets.
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
At the closing of the Business Combination, we entered into a Management Services Agreement (“MSA”) with the Manager, pursuant to which the Manager supplies land, accounting, engineering, finance, and other back-office services to us in connection with continued management of the Properties contributed to us as part of the Business Combination.

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
Environmental Matters
A variety of stringent federal, tribal, state, and local laws and regulations govern the environmental aspects of the oil and gas business. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may: (i) require the acquisition of a permit or other authorization and procurement of financial assurance before construction or drilling commences and for certain other activities; (ii) limit or prohibit construction, drilling or other activities on certain lands lying within wilderness and other protected areas; and (iii) impose substantial liabilities for pollution resulting from our operations. Any noncompliance with these laws and regulations could subject us or any of our properties to material administrative, civil, or criminal penalties; investigatory or remedial obligations; injunctive relief; or other liabilities. Additionally, compliance with these laws and regulations may, from time to time, result in increased costs of operations, delay in operations, or decreased production, and may affect acquisition costs.
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
CAA regulations also include New Source Performance Standards (“NSPS”) for the oil and natural gas source category to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production, storage, transportation, and processing activities. These rules currently require all oil or natural gas wells that have been hydraulically fractured or refractured since November 30, 2016 to be completed using so-called “green completion” technology, which significantly reduces VOC emissions, and has the co-benefit of also limiting methane, a greenhouse gas. These regulations, referred to as NSPS Subpart OOOO and OOOOa, also apply to storage tanks and other equipment in the affected oil and natural gas industry segments, and, commencing with Subpart OOOOa, were designed to also limit methane from new and modified sources in the oil and gas sector. The EPA has since modified and rolled back various aspects of the rules, including removal of the transmission and storage sectors of the oil and gas industry from regulation and of the methane-specific standards for the production and processing segments of the industry. Subsequently, Congress partially overturned that rollback in June 2021. In December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. Under the final rules, states have two years to prepare and submit their plants to impose methane emission controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a "super emitter" response program that would allow third parties to make reports to EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. It is likely, however, that the final rule and its requirements will be subject to legal challenges. The requirements of the EPA's final methane rules have the potential to increase the operating costs of our operators and thus may adversely affect our financial results and cash flows. Moreover, failure to comply with these CAA requirements can result in the imposition of substantial fines and penalties as well as costly injunctive relief.
The federal Clean Water Act (“CWA”) and comparable state laws and regulations impose strict obligations related to discharges of pollutants and dredge and fill material into regulated bodies of water, including wetlands. The discharge of pollutants into regulated waters is prohibited except in accordance with a permit issued by the EPA, the United States Army Corps of Engineers (“USACE”), or state agency or tribe with a delegated CWA permit program. Permitting of discharges of stormwater associated with oil and gas facility construction or operation activities may also be required. Compliance with permitting requirements could increase the length of time it takes to construct an oil and gas facility, and impose heightened operating standards, which in turn could increase our operators' cost of construction and operation. In addition, compliance with CWA requirements could limit the locations where wells, other oil and natural gas facilities, and associated access resources can be constructed.
The scope of regulated waters has been subject to substantial controversy. In 2015 and 2020, respectively, the Obama and Trump Administrations each published final rules attempting to define the federal jurisdictional reach over waters of the United States (“WOTUS”). However, both of these rulemakings were subject to legal challenge. In January 2023, the EPA and Corps published a final rule based on the pre-2015 definition, with updates to incorporate existing Supreme Court decisions and regulatory guidance. However, the January 2023 rule was challenged and is currently enjoined in 27 states. In May 2023 the U.S. Supreme Court released its opinion in Sackett v. EPA, which involved issues relating to the legal tests used to determine whether wetlands qualify as WOTUS. The Sackett decision invalidated certain parts of the January 2023 rule and significantly narrowed its scope, resulting in a revised rule being issued in September 2023. However, due to the injunction on the January 2023 rule, the implementation of the September 2023 rule currently varies by state. In the 27 states subject to the injunction, the agencies are interpreting the definition of WOTUS consistent with the pre-2015 regulatory regime and the changes made by the Sackett decision, which utilizes the “continuous surface connection” test to determine if wetlands qualify as WOTUS. In the remaining 23 states, the agencies are implementing the September 2023 rule, which did not define the term “continuous surface connection.” Therefore, some uncertainty remains as to how broadly the September 2023 rule and the Sackett decision will be interpreted by the agencies. To the extent the implementation of the final rule, results of the litigation, or any action further expands the scope of the CWA’s jurisdiction, operators could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
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
The federal Safe Drinking Water Act (“SDWA”), its implementing regulations, and delegated regulatory programs (e.g., state programs) impose requirements on drilling and operation of underground injection wells, including injection wells used for the injection disposal of oil and gas wastes, such as produced water. In addition, the EPA has asserted authority under the SDWA to regulate hydraulic fracturing that uses diesel fuel. The EPA directly administers the Underground Injection Control (“UIC”) program in some states, and in others, administration of all or portions of the program is delegated to the state. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure that the disposed waters are not leaking into groundwater. In addition, because some states, including Oklahoma and Texas, have become concerned that the injection or disposal of produced water could, under certain circumstances, trigger or contribute to earthquakes, they have issued directives to operators and/or have adopted or are considering additional regulations regarding such disposal methods. Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Properties to dispose of produced water and ultimately increase the cost of operation of the Properties or delay production schedules. For example, in 2014, the RRC published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant for a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. Furthermore, in response to a number of earthquakes in recent years in the Midland Basin, in September 2021 the RRC announced that it will not issue any new saltwater disposal (“SWD”) well permits in an area known as the Gardendale Seismic Response Area (“SRA”), and will require existing SWD wells in that area to reduce their maximum daily injection rate to 10,000 barrels per day per well. In December 2021, the RRC went on to suspend all well activity in deep formations in the Gardendale SRA, effectively terminating 33 disposal well permits. And in October 2021 and January 2022, respectively, the RRC identified two additional SRAs: the Northern Culberson-Reeves SRA and the Stanton SRA. Operators in the Northern Culberson-Reeves and Stanton SRAs have implemented seismic response plans, which include expanded data collection efforts, contingency responses for future seismicity, and scheduled checkpoint updates with RRC staff. In December 2023, the RRC suspended the permits of 23 deep disposal wells in the Northern Culberson-Reeves SRA.
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
The federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, and comparable state statutes impose strict liability, and in some cases joint and several liability, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who generated, transported, disposed or arranged for the transport or disposal of a hazardous substance. Such persons may be responsible for the costs of investigating releases of hazardous substances, remediating releases of hazardous substances, and compensating for damages to natural resources. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to public health or the environment and to seek recovery from such responsible classes of persons of the costs of such an action, including the costs of certain health studies. From time to time, the EPA may designate additional materials as hazardous substances under CERCLA, which could result in additional investigation and remediation at current Superfund sites, or the reopening of Superfund sites that previously received regulatory closure. For example, on August 26, 2022, EPA announced a proposal to designate as hazardous substances perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”), which have been commonly used in a variety of industrial and consumer products. EPA is expected to finalize that proposal in 2024. While CERCLA does contain an exclusion for petroleum, the exclusion is limited and could ultimately be repealed, and oil and gas facilities often contain hazardous substances subject to regulation under CERCLA. Although the non-operating status of our interests in the Properties likely presents a lower risk that we would be held subject to CERCLA liability, should we or any of our operating partners become subject to strict liability under federal or state laws for environmental damages caused by previous owners or operators of properties we purchase, without regard to fault, our profitability could be negatively affected.
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
Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds and their habitat, and natural resources. These statutes include the federal Endangered Species Act, the Migratory Bird Treaty Act (“MTBA”), the Bald and Golden Eagle Protection Act, the Clean Water Act, CERCLA, analogous state laws, and each of their implementing regulations. The United States Fish and Wildlife Service (“USFWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of, or harm to, species or damages to habitat or natural resources occur or may occur, government entities or at times private parties may act to restrict or prevent oil and gas exploration or production activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or production activities, including, for example, for releases of oil, wastes, hazardous substances, sediments, or other regulated materials, and may seek natural resources damages and, in some cases, criminal penalties. For example, the Dunes Sagebrush Lizard (“DSL”) is one species that, if listed as endangered or threatened under the ESA, could impact our profitability. The DSL is found in southeastern New Mexico and adjacent portions of Texas. The USFWS proposed to list the DSL as endangered in July 2023. If the DSL is ultimately listed as an endangered or threatened species, operations in any area that is designated as the DSL’s habitat may be limited, delayed or, in some circumstances, prohibited, and our operators could be required to comply with expensive mitigation measures intended to protect the dunes sagebrush lizard and its habitat.
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
Several states, including states where the Properties are located, have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing. A number of municipalities in other states, including Colorado and Texas, have enacted bans on hydraulic fracturing. However, in May 2015, the Texas legislature enacted a bill preempting local bans on hydraulic fracturing. Colorado has also begun to increasingly regulate oil and gas operations with consideration towards GHG emissions and cumulative impacts. In January 2024, the Colorado Energy and Carbon Management Commission (formerly the Colorado Oil and Gas Conversation Commission) released draft rules that, if finalized as proposed, would require regulators to consider cumulative impacts of oil and gas operations in permitting decisions and increase scrutiny on the project’s proximity to other industrial sites, residential and school areas, “disproportionately impacted communities,” and “cumulatively impacted communities.” The draft rules would also set GHG emissions intensity targets for oil and gas operators and require regulators to consider such targets in their cumulative impacts analysis, as well as the potential to restrict operations during the summer in Ozone Nonattainment Areas. We cannot predict whether other similar legislation in other states will ever be enacted and if so, what the provisions of such legislation would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, it could lead to delays, increased operating costs and process prohibitions that would materially adversely affect our operating partners and our revenues and results of operations.
The National Environmental Policy Act (“NEPA”) establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies. A major federal agency action having the potential to significantly impact the environment requires review under NEPA. If, for example, our third-party operating partners conduct activities on federal land, receive federal funding, or require federal permits, such activities may be covered under NEPA. Certain activities are subject to robust NEPA review which could lead to delays and increased costs that could materially adversely affect our revenues and results of operations. Other activities are covered under categorical exclusions which results in a shorter NEPA review process. In April 2022, the Biden Administration finalized a rule to undo some of the changes to NEPA enacted under the Trump Administration that were intended to streamline NEPA review (the “2020 NEPA Rule”). The April 2022 rule promulgation is considered phase one of a two-phase review of the 2020 NEPA Rule that was announced by the Biden Administration to emphasize the need to review federal actions for climate change and environmental justice impacts, among other factors. The Council on Environmental Quality ("CEQ") proposed the "Phase 2" revisions to NEPA in July 2023. These new and (if enacted) additional anticipated changes to the NEPA review process would affect the assessment of projects ranging from oil and natural gas leasing to development on public and Indian lands.
Climate Change
The energy industry is affected from time to time in varying degrees by political developments and a wide range of federal, tribal, state and local statutes, rules, orders and regulations that may, in turn, affect the operations and costs of the companies engaged in the energy industry. In response to findings that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, require preconstruction and operating permits for GHG emissions from certain large stationary sources that already emit conventional pollutants above a certain threshold. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which may include operations on the Properties. Further, the Inflation Reduction Act (“IRA”), which passed in August 2022, includes a charge for methane emissions from specific types of facilities that emit 25,000 metric tons of carbon dioxide equivalent or more per year, and, although the IRA generally provides for a conditional exemption under certain circumstances, the charge applies to emissions that exceed an established emissions threshold for each type of covered facility. The charge starts at $900 per metric ton of methane in 2025 (using 2024 data), and increases to $1,500 after two years. While Congress has from time to time considered legislation to reduce emissions of GHGs, in recent years there has not been significant activity at the federal level in the form of adopted legislation aimed at reducing GHG emissions.
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
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as greenhouse gas cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored Paris Agreement, which is a non-binding agreement for nations to limit their greenhouse gas emissions through individually determined reduction goals every five years after 2020. While the United States under the Trump Administration withdrew from the Paris Agreement effective November 4, 2020, President Biden recommitted the United States to the Paris Agreement on January 20, 2021. In December 2023, the United Arab Emirates hosted the 28th session of the Conference of the Parties ("COP28") where parties signed onto an agreement to transition "away from fossil fuels in energy systems in a just, orderly and equitable manner" and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for doing so was set. Finally, it should be noted that climate changes may have significant physical effects, such as increased frequency and severity of storms, freezes, floods, drought, hurricanes and other climatic events; if any of these effects were to occur, they could have an adverse effect on the operations of our operating partners, and ultimately, our business. In addition, spurred by increasing concerns regarding climate change, the oil and gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals.
There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. President Biden signed an executive order calling for the development of a “climate finance plan” and, separately, in late 2020, the Federal Reserve announced that it had joined the NGFS, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. In September 2022, the Federal Reserve announced that six of the U.S.’ largest banks would participate in a pilot climate scenario analysis to enhance the ability of firms and supervisors to measure and manage climate-related risk. Taking place throughout 2023, the pilot exercise is designed to analyze the impact of both physical and transition risks related to climate change on specific assets of the banks’ portfolios. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.
Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and stockholders across the industry. While reporting on ESG metrics is currently voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. Furthermore, in March 2022 the SEC proposed rule amendments that, if adopted, would require public companies to disclose certain climate-related information in their public filings. A final rule is expected in 2024. Similarly, certain states have enacted or are otherwise considering disclosure requirements for certain climate-related risks. Enhanced climate-related disclosure requirements could increase our operators’ operating costs and lead to reputational or other harm with customers, regulators, or other stakeholders to the extent our, disclosures do not meet their own standards or expectations. Consequently, we are also exposed to increased litigation risks relating to alleged climate-related damages resulting from our operators’ operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimation required with respect to calculating and reporting GHG emissions. These rules, if adopted, along with increasing pressure related to ESG from the investor community could lead to increased operating costs that would materially adversely affect our operating partners and our revenues and results of operations. Also, institutional lenders may, of their own accord, decide not to provide funding for fossil fuel energy companies or related infrastructure projects based on climate or other ESG-related concerns, which could affect our access to capital.
In addition, the majority of scientific studies on climate change suggest that extreme weather conditions and other risks may occur in the future in the areas where we operate, although the scientific studies are not unanimous. Although operators may take steps to mitigate any such risks, no assurance can be given that they will not have material adverse effect on our business.
Human Capital Resources
As of December 31, 2023, we had two full time employees. We have an MSA with the Manager, pursuant to which the Manager provides general and administrative, engineering, land, contract administration, tax, accounting, legal and compliance services to us.
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
Office Locations, Internet Website and Availability of Public Filings
Our principal office is located at 5217 McKinney Avenue, Suite 400, Dallas, TX 75205. Our website address is www.graniteridge.com.
We share a portion of the Manager’s office space (which consists of approximately 11,700 square feet), pursuant to the MSA. We believe our office space is sufficient to meet our needs and that additional office space can be obtained if necessary.
We furnish or file our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports or other documents with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The SEC also maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC.
We also make these documents available free of charge at www.graniteridge.com under the "Investors" link as soon as reasonably practicable after they are filed or furnished with the SEC.
Information on our website is not incorporated into this Annual Report or our other filings with the SEC and is not a part of them.
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
Our business depends on transportation and processing facilities and other assets that are owned by third parties.
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
The prices we receive for the production and the levels of the production associated with our working interests depend on numerous factors beyond our control. These factors include, but are not limited to, the following:
•changes in global supply and demand for oil and natural gas;
•the actions of OPEC and other major oil producing countries;
•worldwide and regional economic, political and social conditions impacting the global supply and demand for oil and natural gas, which may be driven by various risks including war, terrorism, political unrest, or health epidemics (such as the global COVID-19 coronavirus outbreak);
•the price and quantity of imports of foreign oil and natural gas;
•political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity, particularly those in the Middle East, Russia, South America and Africa;

•the outbreak or escalation of military hostilities, including between Russia and Ukraine, Israel and Hamas, continued instability in the Middle East, including from the Houthi rebels in Yemen, and the potential destabilizing effect such conflicts may pose for the European continent or the global oil and natural gas markets;
•the level of global oil and natural gas exploration, production activity and inventories;
•changes in U.S. energy policy;
•weather conditions and world health events;
•technological advances affecting energy consumption;
•domestic, local and foreign governmental taxes, tariffs and/or regulations;
•proximity and capacity of processing, gathering, storage, oil and natural gas pipelines and other transportation facilities;
•the price and availability of competitors’ supplies of oil and natural gas in captive market areas; and
•the price and availability of alternative fuels.
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
Our operating partners’ drilling activities are subject to many risks, including the risk that they will not discover commercially productive reservoirs. Drilling for oil or natural gas can be uneconomical, not only from dry holes, but also from productive wells that do not produce sufficient revenues to be commercially viable. In addition, drilling and producing operations on our acreage may be curtailed, delayed, or canceled by the operators of the Properties as a result of other factors, including:
•declines in oil or natural gas prices, as occurred in 2020 in connection with the COVID-19 pandemic;
•infrastructure limitations, such as gas gathering and processing constraints;
•the high cost, shortages or delays of equipment, materials and services;
•unexpected operational events, adverse weather conditions and natural disasters, facility or equipment malfunctions, and equipment failures or accidents;
•title problems;
•pipe or cement failures and casing collapses;
•lost or damaged oilfield development and service tools;
•compliance with environmental, health, safety and other governmental requirements;
•increases in severance taxes;

•regulations, restrictions, moratoria and bans on hydraulic fracturing;
•unusual or unexpected geological formations, and pressure or irregularities in formations;
•loss of drilling fluid circulation;
•environmental hazards, such as oil, natural gas or well fluids spills or releases, pipeline or tank ruptures and discharges of toxic gas;
•fires, blowouts, craterings and explosions;
•uncontrollable flows of oil, natural gas or well fluids; and
•pipeline capacity curtailments.
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
A portion of our acreage is not currently held by production or held by operations. Unless production in paying quantities is established or operations are commenced on units containing these leases during their terms, the leases will expire. If our leases expire and we are unable to renew the leases, we will lose our right to participate in the development of the related Properties. Drilling plans for these areas are generally in the discretion of third-party operators and are subject to change based on various factors that are beyond our control, such as: the availability and cost of capital, equipment, services and personnel; seasonal conditions; regulatory and third-party approvals; oil and natural gas prices; results of title work; gathering system and other transportation constraints; drilling costs and results; and production costs. As of December 31, 2023, we had leases that were not developed that represented 5,498 net acres potentially expiring in 2024, 1,459 net acres potentially expiring in 2025 and 491 net acres potentially expiring in 2026 and beyond.
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
In 2020 and 2023, we were required to write down the carrying value of certain properties that constitute our oil and natural gas properties, and further writedowns could be required by us in the future. Under the successful efforts method of accounting, capitalized costs related to proved oil and natural gas properties, including wells and related support equipment and facilities, are evaluated for impairment on an annual basis, or more frequently if indicators of impairment exist. If undiscounted cash flows are insufficient to recover the net capitalized costs, an impairment charge for the difference between the net capitalized cost of proved properties and their estimated fair values is recognized. A substantial or extended decline in oil or natural gas prices, could result in future impairments of our proved oil and natural gas properties.
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
Approximately 42% of our estimated net proved reserves volumes were classified as proved undeveloped as of December 31, 2023. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.
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
We intend to continue to expand our operations in part through acquisitions. Our decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic and other information, the results of which are often inconclusive and subject to various interpretations. Also, our reviews of acquired properties are inherently incomplete because it generally is not economically feasible to perform an in-depth review of the individual properties involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential. Inspections are often not performed on properties being acquired, and environmental matters, such as subsurface contamination, are not necessarily observable even when an inspection is undertaken. Any acquisition involves other potential risks, including, among other things:
•the validity of our assumptions about reserves, future production, revenues and costs;

•a decrease in our liquidity by using a significant portion of our cash from operations or borrowing capacity to finance acquisitions;
•a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;
•the ultimate value of any contingent consideration agreed to be paid in an acquisition;
•the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which our indemnity is inadequate;
•“geological risk,” which refers to the risk that hydrocarbons may not be present or, if present, may not be recoverable economically;
•an inability to hire, train or retain qualified personnel to manage and operate our growing business and assets; and
•an increase in our costs or a decrease in our revenues associated with any potential royalty owner or landowner claims or disputes, or other litigation encountered in connection with an acquisition.
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
We may become responsible for costs associated with plugging, abandoning and reclaiming wells, pipelines and other facilities that our operators use for production of oil and natural gas reserves. Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” We accrue a liability for decommissioning costs associated with our operators' wells but have not established any cash reserve account for these potential costs in respect of any of the Properties. If decommissioning is required before economic depletion of the Properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.
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
We and the Manager have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business. In addition, we and the Manager have developed or may develop proprietary software systems, management techniques and other information and operational technologies incorporating software licensed from third parties. It is possible that we, the Manager, or these third parties, could incur interruptions from cybersecurity attacks, computer viruses or malware, user error, or that third-party service providers could cause a breach of our data. We believe that we and the Manager have positive relations with their information and operational technology vendors; however, any interruptions to our or the Manager’s arrangements with third parties for their computing, communications, or operational infrastructure or any other interruptions to, or breaches of, their information or operational systems could lead to data corruption, communication interruption, corruption or loss of sensitive or confidential information, misdirected wire transfers, and an inability to perform services for our customers; complete or settle transactions; maintain our books and records; prevent environmental damage; and maintain communications or operations; or otherwise significantly disrupt our business operations. Although we and the Manager utilize various procedures and controls designed to monitor these threats and mitigate their exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. Furthermore, various third-party resources that we or the Manager rely on, directly or indirectly, in the operation of our business (such as pipelines and other infrastructure) could suffer interruptions or breaches from cyberattacks or similar events that are entirely outside the control of us or the Manager, and any such events could significantly disrupt our business operations and/or have a material adverse effect on our results of operations. We have not, to our knowledge, experienced any material losses relating to cyberattacks; however, there can be no assurance that we will not suffer material losses in the future.
We are not able to anticipate, detect or prevent all cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until an attack is already underway or significantly thereafter, and because attackers are increasingly using technologies designed to circumvent cybersecurity measures and avoid detection. Cybersecurity attacks are also becoming more sophisticated and include, but are not limited to, ransomware, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence) and other attempts to gain unauthorized access to data for purposes of extortion or other malfeasance.

Additionally, as cyberattacks become more sophisticated, we may incur significant cost to upgrade or enhance our security measures and procedures to protect against such cyberattacks.
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
We are subject to various laws related to data privacy and cybersecurity. These data laws are not uniform and as the privacy legal landscape develops, we may need to incur additional costs to upgrade or enhance our compliance measures. Any failure or perceived failure by us, the Manager, or our third-party service providers to comply with such data privacy and cybersecurity laws or any unauthorized access or improper disclosure of our data could have a material adverse effect on our financial condition and operations.
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
Additionally, compliance with these laws and regulations may, from time to time, result in increased costs of operations, delay in operations, or decreased production, and may affect acquisition costs. Examples of laws and regulations that govern the environmental aspects of the oil and gas business include the following:
•the CAA, which restricts the emission of air pollutants from many sources, imposes various pre-construction, operating, permitting monitoring, control, recordkeeping, and reporting requirements and is relied upon by the EPA as an authority for adopting climate change regulatory initiatives, including relating to GHG emissions;
•the CWA, which regulates discharges of pollutants and dredge and fill material to state and federal waters and establishes the extent to which waterways are subject to federal jurisdiction as protected waters of the United States;
•the OPA, which requires oil spill prevention, control, and countermeasure planning and imposes liabilities for removal costs and damages arising from an oil spill into waters of the United States;
•the SDWA, which protects the quality of the nation’s public drinking water sources through adoption of drinking water standards and control over the subsurface injection of fluids into belowground formations;
•the CERCLA, which imposes liability without regard to fault on certain categories of potentially responsible parties including generators, transporters and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur, as well as on present and certain past owners and operators of sites were hazardous substance releases have occurred or are threatening to occur;
•the RCRA, which imposes requirements for the generation, treatment, storage, transport, disposal and cleanup of non-hazardous and hazardous wastes;
•the Endangered Species Act (“ESA”), which restricts activities that may affect federally identified endangered and threatened species or their habitats through the implementation of operating limitations or restrictions or a temporary, seasonal or permanent ban on operations in affected areas. Similar protections are afforded to migratory birds under the Migratory Bird Treaty Act (“MBTA”) and bald and golden eagles under the Bald and Golden Eagle Protection Act (“BGEPA”);

•the EPCRA, which requires certain facilities to report toxic chemical uses, inventories, and releases and to disseminate such information to local emergency planning committees and response departments; and
•the OSHA and comparable state statutes, which impose regulations related to the protection of worker health and safety, including requiring employers to implement a hazard communication program and disseminate hazard information to employees.
These U.S. laws and their implementing regulations, as well as state counterparts, generally restrict or otherwise regulate the management of hazardous substances and wastes, the level of pollutants emitted to ambient air, discharges to surface water, and disposals or other releases to surface and below-ground soils and groundwater, including through permitting requirements, monitoring and reporting requirements, limitations or prohibitions of operations on certain protected areas, requirements to install certain emissions monitoring or control equipment, spill planning and preparedness requirements, and the application of specific worker health and safety criteria (see Item 1. "Business - Governmental Regulation and Environmental Matters" and Item 1. "Business - Climate Change" for further discussion). Failure to comply with applicable environmental laws and regulations by us or third-party operators or contractors could trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements or other corrective measures, and the issuance of orders enjoining existing or future operations. In addition, we or our operating partners may be strictly liable under state or federal laws for environmental damages caused by the previous owners or operators of properties they purchase, without regard to fault.
Environmental laws and regulations change frequently and tend to become more stringent over time, and the implementation of new, or the modification of existing, laws or regulations could adversely affect our business. For example, in recent years, the EPA published final rules that establish new air emission control requirements, among other requirements, for oil and natural gas production, processing, transportation, and storage activities to address emissions of methane and VOCs. Among these requirements is the reduction of methane and VOC emissions from oil and gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells subject to the rule. These NSPSs, as so referred, also impose requirements for leak detection and repair at well sites and natural gas transmission compressor stations and professional engineer certifications of emission control systems installed to comply with the rule. These rules have been heavily litigated and some aspects of them continue to be subject to various challenge, rescission, and proposal actions. Accordingly, the final implementation and scope of these requirements remains uncertain, but the imposition of these requirements on certain sources of air emissions in the oil and gas industry that were constructed, reconstructed, or modified on or after August 23, 2011, will likely result in increased costs for oil and natural gas exploration and production activities. In December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. Under the final rules, states have two years to prepare and submit their plants to impose methane emission controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super emitter” response program that would allow third parties to make reports to EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. It is likely, however, that the final rule and its requirements will be subject to legal challenges. The requirements of the EPA’s final methane rules have the potential to increase the operating costs of our operators and thus may adversely affect our financial results and cash flows. Moreover, failure to comply with these CAA requirements can result in the imposition of substantial fines and penalties as well as costly injunctive relief. These rules could further increase the cost of development and operation of the Properties.
Additionally, some states in which the Properties are located, such as Colorado and New Mexico, have adopted stringent rules and regulations to reduce methane emissions and emissions of other hydrocarbons, VOCs, and nitrogen oxides associated with oil and gas facilities. For example, the Colorado Department of Public Health and Environment’s Air Quality Control Commission (“AQCC”) recently adopted more stringent standards for leak detection and repair inspection frequency, pipeline and compressor station inspection and maintenance frequencies, the development of pre-production air monitoring plans at certain oil and gas facilities, enclosed combustion device testing, a methane intensity reduction requirement based on statewide volume of production and additional measures for reducing and eliminating emissions from pneumatic devices. AQCC is expected to undertake several additional rulemaking efforts to further reduce emissions over the next several years. Additionally, the Colorado Energy and Carbon Management Commission is currently reviewing draft rules that would consider the cumulative impacts of air emissions from oil and gas projects in permitting decisions. State rules and regulations such as these could significantly increase the costs to develop and operate the Properties, result in a delay in operations or decreased production, and may affect acquisition costs.

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
Flowback and produced water or certain other field fluids gathered from oil and natural gas exploration and production operations are often injected or disposed of in underground disposal wells. This disposal process has been linked to increased induced seismicity events in certain areas of the country. Certain states (including states in which the Properties are located) have begun to consider or adopt laws and regulations that may restrict or otherwise prohibit oilfield fluid disposal in certain areas or in underground disposal wells, and state agencies implementing these requirements may issue orders directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations or impose standards related to disposal well construction and monitoring. For example, the Colorado Oil and Gas Conservation Commission adopted regulations in November 2020 that impose various new requirements on the underground injection of fluid wastes to further seismic safety and protection of the environment. In addition, in 2014, the RRC published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the RRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. Furthermore, in response to a number of earthquakes in recent years in the Midland Basin, in September 2021 the RRC announced that it will not issue any new SWD well permits in the SRA area, and will require existing SWD wells in that area to reduce their maximum daily injection rate to 10,000 barrels per day per well. In December 2021, the RRC went on to suspend all well activity in deep formations in the Gardendale SRA, effectively terminating 33 disposal well permits. And in October 2021 and January 2022, respectively, the RRC identified two additional SRAs: the Northern Culberson-Reeves SRA and the Stanton SRA. Operators in the Northern Culberson-Reeves and Stanton SRAs were required to develop and implement seismic response plans, which include expanded data collection efforts, contingency responses for future seismicity, and scheduled checkpoint updates with RRC staff. In December 2023, the RRC suspended the permits of 23 deep disposal wells in a seismic response area in the Northern Culberson-Reeves SRA. Such restrictions and requirements could limit oil and gas well exploration and production activities underlying the investments or increase the cost of those activities if wastewater disposal options become limited (see Item 1. "Business - Governmental Regulation and Environmental Matters - Environmental Matters" for further discussion).

Specific climate legislation and regulation regarding emissions of carbon dioxide, methane, and other greenhouse gases may develop or be enacted, which could adversely affect the oil and gas industry and demand for the oil and gas produced from the Properties.
The energy industry is affected from time to time in varying degrees by political developments and a wide range of federal, tribal, state and local statutes, rules, orders and regulations that may, in turn, affect the operations and costs of the companies engaged in the energy industry. In response to findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, require preconstruction and operating permits for GHG emissions from certain large stationary sources that already emit conventional pollutants above a certain threshold. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which may include operations on the Properties. Further, the IRA, which the U.S. Congress passed in August 2022, includes a charge for methane emissions from specific types of facilities that emit 25,000 metric tons of carbon dioxide equivalent or more per year, and although the IRA generally provides for a conditional exemption under certain circumstances, the charge applies to emissions that exceed an established emissions threshold for each type of covered facility. The charge starts at $900 per metric ton of methane in 2025 (using 2024 data), and increases to $1,500 after two years. Additional GHG regulation could also result from the agreement crafted during the United Nations climate change conference in Paris, France in December 2015 (the “Paris Agreement”). Under the Paris Agreement, the United States committed to reducing its GHG emissions by 26-28% by the year 2025 as compared with 2005 levels. Moreover, in November 2021, at the U.N. Framework Convention on Climate Change 26th Conference of the Parties, the U.S. and the European Union advanced a Global Methane Pledge to reduce global methane emissions at least 30% from 2020 levels by 2030, which over 100 countries have signed. Additionally, in December 2023, the United Arab Emirates hosted COP28 where parties signed onto an agreement to transition "away from fossil fuels in energy systems in a just, orderly and equitable manner" and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for doing so was set.
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
In addition, spurred by increasing concerns regarding climate change, the oil and natural gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. ESG goals and programs, which may include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and stakeholders across the industry, and companies without robust ESG programs may find access to capital and investors more challenging in the future. Further, while reporting on most ESG information is currently voluntary, in March 2022, the SEC issued a proposed rule that would require public companies to disclose certain climate-related information, including climate-related risks, impacts, oversight and management, financial statement metrics and emissions, targets, goals and plans. While the proposed rule is not yet effective, compliance with the proposed rule as drafted could result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources.
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
Certain of our unaudited financial statements for the three and nine months ended September 30, 2022 were required to be restated, and our management identified material weaknesses in our internal control over financial reporting. Management implemented steps that remediated these material weaknesses effective as of December 31, 2023. These steps may, however, not be sufficient to prevent a future weakness. A material weakness may result in a misstatement of accounts or disclosures that would result in a material misstatement of the Company's financial statements that would not be prevented or detected on a timely basis or cause us to fail to meet our obligations under securities laws, stock exchange listing rules, or debt instrument covenants to file periodic financial reports on a timely basis.
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
Management implemented steps that remediated these material weaknesses effective as of December 31, 2023. These steps may, however, not be sufficient to prevent a future weakness. A material weakness may result in a misstatement of accounts or disclosures that would result in a material misstatement of the Company’s financial statements that would not be prevented or detected on a timely basis or cause us to fail to meet our obligations under securities laws, stock exchange listing rules, or debt instrument covenants to file periodic financial reports on a timely basis. Any of these failures could result in adverse consequences that could materially and adversely affect the Company’s business, including an adverse impact on the market price of our common stock, potential action by the SEC, stockholder lawsuits, delisting of the Company’s stock, and general damage to our reputation. The Company could incur additional costs to rectify any new issues that may emerge, and the existence of these issues could adversely affect our reputation or investor perceptions. The additional reporting and other obligations resulting from such issues, including any litigation or regulatory inquires that may result therefrom, could increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities.
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
In addition, any failure of the Manager to remediate any identified material weakness, or any future failure of the Manager to maintain adequate internal controls over financial reporting or to implement required, new or improved controls, or difficulties encountered in their implementation, could cause additional material weaknesses or significant deficiencies in our financial reporting and could result in errors or misstatements in our consolidated financial statements that could be material. Any third-party failure to achieve and maintain effective internal controls could have a material adverse effect on our business, our ability to access capital markets and investors’ perception of us. Additionally, if we or our independent registered public accounting firm were to conclude that third-party internal controls over financial reporting were not effective, any material weaknesses in such internal controls could require significant expense and management time to remediate.
The relative lack of public company experience by our management team may put us at a competitive disadvantage.
As a company with a class of securities that are registered under the Exchange Act, we are subject to reporting and other legal, accounting, corporate governance, and regulatory requirements imposed by the Exchange Act or the Sarbanes-Oxley Act. With the exception of our Chief Financial Officer and Chief Accounting Officer, Granite Ridge’s management team lacks public company experience, which could impair our ability to comply with these legal, accounting, and regulatory requirements. Such responsibilities include complying with securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement and effect programs and policies in an effective and timely manner that adequately respond to such increased legal and regulatory compliance and reporting requirements. Our failure to do so could lead to the imposition of fines and penalties and negatively impact our business and operations.
The borrowing base under our Credit Agreement may be reduced in light of commodity price declines, which could limit us in the future.
At the closing of the Business Combination, we entered into a Credit Agreement, secured by a first priority mortgage and security interest in substantially all of our assets and our restricted subsidiaries. Availability under the Credit Agreement is limited to the aggregate commitments of the lenders, which is the least of the aggregate maximum credit amounts of the lenders, the borrowing base and the elected commitment amount chosen by us and, in the case of an elected commitment increase, consented to by the increasing lender(s). Our borrowing base under the Credit Agreement will depend on, among other things, the value of the proved reserves attributed to, and projected revenues from, the oil and natural gas properties securing our Credit Agreement, many of which factors are beyond our control. Accordingly, lower commodity volumes and prices may reduce the available amount of our borrowing base under the Credit Agreement. Our borrowing base is determined at the discretion of the lenders party to the Credit Agreement and is subject to semi-annual redeterminations, as well as any special redeterminations described in the Credit Agreement. We may reset the elected commitment amount under the Credit Agreement in conjunction with each borrowing base redetermination. Upon a redetermination of the borrowing base, if borrowings in excess of the revised borrowing capacity are outstanding, we would be required to repay the excess or otherwise remedy the deficiency in accordance with the terms of the Credit Agreement. We may not have sufficient funds to make such repayments, and may not have access to the equity or debt capital markets, at the time such repayment obligations are due. If we do not have sufficient funds and are otherwise unable to raise sufficient funds, negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results. Please see the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources — Granite Ridge Credit Agreement” for more information.
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

In addition, the shares of our common stock reserved for future issuance under the Granite Ridge 2022 Omnibus Incentive Plan (the “Incentive Plan”) will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting requirements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144. The maximum number of shares of our common stock reserved for issuance to directors, officers, employees and consultants or advisors employed by or providing service to the Company under our equity incentive plans is 6.5 million, which represented approximately 4.9% of the shares of our common stock outstanding following the consummation of the Business Combination. As of December 31, 2023, the Company had 5.7 million shares of common stock remaining available for future awards under the Incentive Plan. We have filed a registration statement on Form S-8 under the Securities Act of 1933, as amended (the "Securities Act") to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to the Incentive Plan. Accordingly, shares registered under such registration statements are available for sale in the open market.
In the future, we may also issue securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders and may have an adverse effect on the price of shares of our common stock.
We qualify as an “emerging growth company” within the meaning of the Securities Act and avail ourselves of certain exemptions from disclosure requirements available to emerging growth companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible for and take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of the last day of the fiscal year (a) following September 18, 2025, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means (1) the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter (2) has been subject to compliance with periodic reporting requirements for a period of at least 12 months, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three year period. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
Certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws may have an anti- takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in their best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions, among other things:
•establish a staggered board of directors divided into three classes serving staggered three-year terms, such that not all members of our Board will be elected at one time;
•authorize our Board to issue new series of preferred stock without stockholder approval and create, subject to applicable law, a series of preferred stock with preferential rights to dividends or our assets upon liquidation, or with superior voting rights to existing common stock;
•eliminate the ability of stockholders to call special meetings of stockholders;
•eliminate the ability of stockholders to fill vacancies on our Board;
•establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;
•permit our Board to establish the number of directors;
•provide that our Board is expressly authorized to make, alter or repeal our amended and restated bylaws;
•provide that stockholders can remove directors only for cause; and
•limit the jurisdictions in which certain stockholder litigation may be brought.
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
Grey Rock Energy Fund III-A, LP, Grey Rock Energy Fund III-B, LP, and Grey Rock Energy Fund III-B Holdings, LP and their affiliates (collectively, “Grey Rock Fund III”) collectively own a majority of our voting common stock. As a result, following the Business Combination, we are a “controlled company” within the meaning of the corporate governance standards of the rules of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of our Board of Directors consist of independent directors;

•the requirement that our director nominations be made, or recommended to the full Board of Directors, by our independent directors or by a nominations committee that is comprised entirely of independent directors and that we adopt a written charter or board resolution addressing the nominations process; and
•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
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
Changes in applicable tax laws or interpretations thereof or the imposition of new or increased taxes or fees may increase our future tax liabilities and adversely affect our operating results and cash flows.
We are subject to various complex and evolving U.S. federal, state and local tax laws. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (in each case, possibly with retroactive effect). For example, the IRA resulted in fundamental changes to the U.S. Internal Revenue Code, as amended, including, among many other things, a 15% corporate alternative minimum tax on certain large corporations, a nondeductible 1% excise tax on the value of certain stock that a company repurchases, and various tax incentives for energy and climate initiatives. In addition, from time to time, U.S. federal and state level legislation has been proposed that that would, if enacted into law, make significant changes to tax laws, including to certain key U.S. federal and state income tax provisions currently applicable to natural gas and oil exploration and development companies. Such proposed legislative changes include, but are not limited to, (i) the elimination of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) an extension of the amortization period for certain geological and geophysical expenditures, (iv) the elimination of certain other tax deductions and relief previously available to oil and natural gas companies and (v) an increase in the U.S. federal income tax rate applicable to corporations. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. Further, states in which we operate or own assets may impose new or increased taxes or fees on natural gas and oil extraction. The passage of any legislation as a result of these proposals and other changes in tax laws or the imposition of new or increased taxes or fees could increase our future tax liabilities and adversely affect our operating results and cash flows.
In addition, our effective tax rate and tax liability are based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex and often open to interpretation. In the future, the tax authorities could challenge our interpretation of laws, regulations and treaties, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate which could adversely affect our operating results and cash flows. Changes to tax laws may also adversely affect our ability to attract and retain key personnel.
General Risks
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
Any of the factors listed below could have a material adverse effect on your investment. Our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline. Factors affecting the trading price of our securities may include:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•lack of adjacent competitors;

•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the industries in which we operate in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale;
•any significant change in our Board of Directors or management;
•speculation by the press or investment community;
•sales of substantial amounts of our common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism; and
•changes in accounting standards, policies, guidelines, interpretations or principles.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected.
The ongoing military conflicts between Ukraine and Russia, Israel and Hamas, and continued instability in the Middle East, including from the Houthi rebels in Yemen, has caused unstable market and economic conditions and is expected to have additional global consequences, such as heightened risks of cyberattacks. Our business, financial condition, and results of operations may be materially adversely affected by the negative global and economic impact resulting from these conflicts or any other geopolitical tensions.

Worldwide economic, political and military events, including war, terrorist activity, and events in the Middle East, have contributed, and are likely to continue to contribute, to oil and natural gas price volatility. For example, the ongoing armed conflicts between Russia and Ukraine and Israel and Hamas and the continuation of, and the escalation in the severity of, these conflicts has led to extreme regional instability, caused dramatic fluctuations in global financial markets and has increased the level of global economic uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has caused increased volatility in commodity prices. Further, the Houthi movement, which controls parts of Yemen, has targeted and launched numerous attacks on Israeli, American and international commercial marine vessels in the Red Sea as the ships approach the Suez Canal, resulting in many shipping companies re-routing to avoid the region altogether and worsening existing supply chain issues, including delays in supplier deliveries, extended lead times and increased cost of freight, impacts to the shipping of oil and gas, insurance and materials. The potential for conflict with Iran, a major oil producer, the Houthi movement in Yemen or the Hezbollah movement in Lebanon has increased as a result of continued, increasing hostilities in the Middle East.
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

The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Prolonged unfavorable economic conditions or uncertainty as a result of the military conflict in the Middle East may adversely affect our business, financial condition, and results of operations. Any of the foregoing may also magnify the impact of other risks described in this Annual Report.
World health events may materially adversely affect our business.
World health events may cause disruptions to our business and operational plans, which may include (i) shortages of employees or partners, (ii) unavailability of contractors and subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by, government and health authorities, including quarantines, and (v) restrictions that we and our partners impose, including facility shutdowns, to ensure the safety of employees and others. While it is not possible to predict their extent or duration, these disruptions may have a material adverse effect on our business, financial condition and results of operations.
Further, the effects of a world health event could negatively impact global demand for crude oil and natural gas, which may contribute to volatility that could impact the price we and our partners receive for oil and natural gas and materially and adversely affect the demand for and marketability of production, as well as lead to temporary curtailment or shut-ins of production due to lack of downstream demand or storage capacity. Additionally, to the extent a pandemic, epidemic or outbreak of an infectious disease adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth in this Item 1A. “Risk Factors.”
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the importance of implementing and maintaining measures to safeguard our information technology systems and data. We and the Manager have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business. In addition, we and the Manager have developed or may develop proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. The Company integrates cybersecurity risks into its overall enterprise risk management program. Pursuant to the MSA, the Manager provides us with back-office services, including services for the management of our data and cybersecurity risk. Together with the Manager, we seek to assess, identify, and manage cybersecurity risks with the help of independent cybersecurity services as follows: (i) we have a multi-layered system designed to protect and monitor data and cybersecurity risk, which includes the use of firewalls and protection software, and an independent cybersecurity vendor regularly assesses our cybersecurity safeguards and updates our cybersecurity infrastructure, procedures, policies, and education programs, as appropriate; (ii) we have monitoring and detection systems designed to identify cybersecurity incidents, and we have an incident response plan designed to provide action to contain cybersecurity incidents, mitigate their impact, and restore our normal operations; (iii) we require our employees and contractors to receive annual cybersecurity awareness training and incident response plan training; and (iv) we have access controls designed to provide users of the systems containing our data with access consistent with the principle of least privilege, which requires that users be given no more access than necessary to complete their job functions.

The Manager engages an independent cybersecurity vendor to review, assess, and make recommendations regarding our information security program and information technology strategic plan. We recognize that third-party service providers introduce cybersecurity risks. In an effort to mitigate these risks, before engaging with any third-party cybersecurity service provider, we conduct due diligence to evaluate their cybersecurity capabilities. Additionally, we endeavor to require third-party service providers with access to personally identifiable information to adhere to our security standards and protocols.

Impact of Risks from Cybersecurity Threats

As of the date of this Annual Report, though the Company and our service provider have experienced certain minor cybersecurity incidents, we are not aware of any previous cybersecurity threats or incidents that may have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. See Item 1A. “Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Board of Directors’ Oversight and Management’s Role

The Board of Directors has primary oversight of risks from cybersecurity threats and recognizes the importance of cybersecurity to the success and resilience of our business. The Board of Directors delegates oversight of our enterprise risk management process, including review of cybersecurity and data protection and compliance with cybersecurity policies, to the Audit Committee. An employee of the Manager is responsible for day to day oversight of our cybersecurity risks and management of our cybersecurity vendor, and that employee escalates higher business cybersecurity risks to the Audit Committee or the Board as appropriate.

Company management meets as needed with relevant employees of the Manager to discuss cybersecurity risks and incident trends and escalates them, as appropriate, to the Audit Committee.
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
Estimated Net Proved Reserves
The tables below summarize our estimated net proved reserves at December 31, 2023, based on reports prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), our third-party independent reserve engineers. In preparing its reports, NSAI evaluated properties representing all of our proved reserves at December 31, 2023 in accordance with the rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities. Our estimated net proved reserves in the table below do not include probable or possible reserves and do not in any way include or reflect our commodity derivatives. All of our proved reserves are located in the United States. The following table sets forth summary information by reserve category with respect to estimated proved reserves at December 31, 2023:

	SEC Pricing Proved Reserves(1)
	Reserve Volumes				PV-10(3)
Reserve Category	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)(2)	%	Amount (in thousands)	%
Proved developed producing	14,947	96,746	31,071	58%	$616,220	72%
Proved developed non-producing	25	87	40	—%	1,218	—%
Proved undeveloped	12,345	60,095	22,361	42%	238,990	28%
Total proved	27,317	156,928	53,472	100%	$856,428	100%

Total proved developed	14,972	96,833	31,111	58%	$617,438	72%
__________________________________________
(1)The SEC Pricing Proved Reserves table above values oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2023 based on average prices of $78.21 per barrel of oil and $2.64 per MMbtu of natural gas. Under SEC guidelines, these prices represent the average prices per barrel of oil and per MMbtu of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period. These prices are adjusted for location and quality differentials.
(2)Boe are computed based on a conversion ratio of one Boe for each barrel of oil and one Boe for every 6,000 cubic feet (i.e., 6 Mcf) of natural gas.
(3)Pre-tax PV10% or “PV-10”, is a non-GAAP financial measure and is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable U.S. GAAP measure. The amounts disclosed in the table above include net abandonment costs of $22.7 million as of December 31, 2023. See “Reconciliation of PV-10 to Standardized Measure” below.
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
The following table provides a reconciliation of the pre-tax PV10% value of our SEC Pricing Proved Reserves as of December 31, 2023, 2022 and 2021 to the Standardized Measure of Discounted Future Net Cash Flows.
Standardized Measure Reconciliation

	December 31,
(in thousands)	2023	2022	2021
Pre-tax present value of estimated future net revenues (Pre-Tax PV10%)	$856,428	$1,559,123	$778,230
Future income taxes, discounted at 10%	(134,520)	(293,196)	(3,879)
Standardized measure of discounted future net cash flows	$721,908	$1,265,927	$774,351
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
Proved Undeveloped Reserves
At December 31, 2023, we had approximately 22,361 MBoe of proved undeveloped reserves as compared to 19,648 MBoe at December 31, 2022. A reconciliation of the change in proved undeveloped reserves during 2023 is as follows:

MBoe
Estimated proved undeveloped reserves at December 31, 2022	19,648
Extensions and discoveries	11,144
Acquisition of reserves	4,207
Divestiture of reserves	(496)
Conversion to proved developed reserves	(9,562)
Revisions of previous estimates	(2,580)
Estimated proved undeveloped reserves at December 31, 2023	22,361
__________________________________________
•Extensions and discoveries. In 2023, proved undeveloped reserves increased by 11,144 MBoe as a result of new proved undeveloped locations added primarily in the Permian Basin.
•Acquisition of Reserves. In 2023, acquisitions of proved undeveloped reserves of 4,207 MBoe were primarily attributable to the acquisitions of oil and natural gas properties in the Permian Basin. See Note 5 of the Notes to Consolidated Financial Statements for additional discussion of acquisitions during 2023.
•Conversion to proved developed reserves. In 2023, development of oil and natural gas properties resulted in the conversion of 9,562 MBoe from proved undeveloped reserves to proved developed reserves. During the year ended December 31, 2023, we incurred development costs of approximately $79 million related to these locations.
•Revisions of previous estimates. In 2023, revisions of previous estimates decreased proved undeveloped reserves by 2,580 MBoe primarily due to the removal of undeveloped drilling locations as they were no longer expected to be developed within five years of their initial recognition as well as lower oil and natural gas prices.
All of our recorded proved undeveloped reserves are scheduled to be drilled within five years of the date of their initial recognition.

At December 31, 2023, the PV-10 value of our proved undeveloped reserves amounted to 28% of the PV-10 value of our total proved reserves. There are numerous uncertainties regarding the proved and undeveloped reserves. The development of these reserves is dependent upon a number of factors which include, but are not limited to: financial targets such as drilling within cash flow or reducing debt, drilling of obligatory wells, satisfactory rates of return on proposed drilling projects, and the levels of drilling activities by operators in areas where we hold leasehold interests. With 72% of the PV-10 value of our total proved reserves supported by producing wells, we believe we will have sufficient cash flows and adequate liquidity to execute our development plan. Based on SEC pricing as of December 31, 2023, estimated future development costs required for the development of proved undeveloped reserves are projected to be approximately $343.9 million over the next five years.
Independent Petroleum Engineers
We have engaged NSAI to independently prepare our estimated net proved reserves. NSAI is a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical expert primarily responsible for preparing the estimates set forth in the NSAI 2023 Reserve Report is Mr. Nathan Shahan. Mr. Shahan, a Licensed Professional Engineer in the State of Texas (No. 102389), has been practicing consulting petroleum engineering at NSAI since 2007 and has over 5 years of prior industry experience. He graduated from Texas A&M University in 2002 with a Bachelor of Science Degree in Petroleum Engineering and in 2007 with a Master of Engineering Degree in Petroleum Engineering. Mr. Shahan meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. He is a member of the Society of Petroleum Engineers and Society of Petroleum Evaluation Engineers.
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
The Manager’s technical team meets with our independent third-party engineering firm to review properties and discuss evaluation methods and assumptions used in the proved reserves estimates, in accordance with the Manager’s prescribed internal control procedures. The Manager’s internal controls over the reserves estimation process includes inter-departmental verification of input data into the Manager’s reserves evaluation software such as, but not limited to the following:
•Comparison of historical expenses from the lease operating statements and workover authorizations for expenditure to the operating costs input in the Manager’s reserves database;
•Review of working interests and net revenue interests in the Manager’s reserves database against the Manager’s well ownership system;
•Review of historical realized prices and differentials from index prices as compared to the differentials used in the Manager’s reserves database;
•Review of updated projected capital costs for upcoming projects;
•Review of internal reserve estimates by well and by area by the Manager’s reservoir engineers;
•Discussion of material reserve variances among the Manager’s reservoir engineer and our executive management; and
•Review of a preliminary copy of the reserve report by our management.
Selected Oil and Natural Gas Information
Production, Price and Cost Data
The price that the Company receives for the oil and natural gas it produces is largely a function of market supply and demand. Demand has historically been affected by global economic conditions, including recession concerns, conflicts involving oil producing regions, and weather and other seasonal conditions. The following table sets forth production, price and cost data with respect to the Company's properties. These amounts represent the Company's historical results of operations without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the respective years. Due to normal production declines, increases or decreases in drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Year Ended December 31,
	2023	2022	2021
Net Production:
Oil (MBbl)	4,162	3,656	3,413
Natural gas (MMcf)	28,266	21,351	14,861
Total (MBoe)(1)	8,873	7,215	5,890

Average Daily Production:
Oil (Bbl)	11,404	10,016	9,351
Natural gas (Mcf)	77,442	58,496	40,715
Total (Boe)(1)	24,311	19,765	16,137

Average Sales Prices:
Oil (per Bbl)	$76.18	$92.50	$63.70
Natural gas and related product sales (per Mcf)	2.72	7.46	5.04
Realized price (per Boe)	44.41	68.94	49.27

Costs and Expenses (per Boe):
Lease operating expenses	$6.82	$6.19	$4.47
Production and ad valorem taxes	$3.12	$4.24	$3.07
Depletion and accretion	$18.11	$14.66	$16.07
General and administrative	$3.15	$1.97	$1.73
__________________________________________
(1)Natural gas is converted to Boe using the ratio of one barrel of oil to six Mcf of natural gas.
Drilling and Development Activities
The following table sets forth the number of gross and net productive wells drilled in the years ended December 31, 2023, 2022 and 2021. The number of wells drilled refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated. As a non-operator, we do not invest in exploratory wells, and instead invest exclusively in development wells. While there is the potential that development wells may yield dry holes, we have not encountered this, other than mechanical dry holes. Therefore, drilling activity related to exploratory wells and dry holes was not applicable to us in the years presented below.

	December 31,
	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net
Productive development wells	314	24.55	265	20.78	213	14.18
Dry development wells (1)	2	0.57	—	—	—	—
(1) The dry hole category includes 2 (0.57 net) wells that were unsuccessful due to mechanical issues for the years ended December 31, 2023.
At December 31, 2023, we had 212 gross (15.99 net) wells for which drilling was either in-progress or were pending completion. These wells are not included in the table above.
The following table summarizes our cumulative gross and net productive oil and natural gas wells by basin at December 31, 2023. A significant majority of our wells in the Permian, Bakken, and DJ Basins are classified as oil wells, although they also produce natural gas and condensate. All of our wells in the Haynesville Basin are classified as natural gas wells. Our wells within the Eagle Ford Basin are classified as either oil or natural gas wells.

	December 31, 2023
	Gross Productive Wells			Net Productive Wells
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Permian	575	1	576	46.30	—	46.30
Eagle Ford	120	93	213	24.80	6.90	31.70
Bakken	938	—	938	39.00	—	39.00
Haynesville	—	117	117	—	16.40	16.40
DJ	967	15	982	42.20	0.90	43.10
Total	2,600	226	2,826	152.30	24.20	176.50
The following table summarizes our cumulative gross and net productive oil and natural gas wells by basin at December 31, 2022:

	December 31, 2022
	Gross Productive Wells			Net Productive Wells
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Permian	448	2	450	40.82	0.02	40.84
Eagle Ford	105	81	186	19.08	4.26	23.34
Bakken	907	1	908	37.73	0.20	37.93
Haynesville	—	62	62	—	12.18	12.18
DJ	681	70	751	16.43	2.16	18.59
Total	2,141	216	2,357	114.06	18.82	132.88
The following table summarizes our cumulative gross and net productive oil and natural gas wells by basin at December 31, 2021:

	December 31, 2021
	Gross Productive Wells			Net Productive Wells
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Permian	307	1	308	26.09	0.19	26.28
Eagle Ford	95	72	167	16.38	3.80	20.18
Bakken	866	1	867	35.96	0.20	36.16
Haynesville	—	53	53	—	9.43	9.43
DJ	557	68	625	14.50	2.09	16.59
Total	1,825	195	2,020	92.93	15.71	108.64

Developed and Undeveloped Acreage
The following table summarizes our estimated gross and net developed and undeveloped acreage by area at December 31, 2023.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Permian	44,738	6,462	6,166	3,131	50,904	9,593
Eagle Ford	24,025	3,936	6,587	2,873	30,612	6,809
Bakken	169,897	13,167	320	320	170,217	13,487
Haynesville	49,248	5,077	9,262	425	58,510	5,502
DJ	21,564	2,086	—	—	21,564	2,086
Total:	309,472	30,728	22,335	6,749	331,807	37,477
Acreage Expirations
As a non-operator, we are subject to lease expirations if an operator does not commence the development of operations within the agreed terms of our leases. All of our leases for undeveloped acreage summarized in the table below will expire at the end of their respective primary terms, unless we renew the existing leases, establish commercial production from the acreage or some other “savings clause” is exercised. In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have been commenced. While we generally expect to establish production from most of our acreage prior to expiration of the applicable lease terms, there can be no guarantee they can do so. The following table sets forth the future expiration amounts of our gross and net undeveloped acreage at December 31, 2023 by area:

	2024		2025		2026 and Thereafter
	Gross	Net	Gross	Net	Gross	Net
Permian	2,245	2,147	3,352	1,229	1,680	455
Eagle Ford(1)	6,305	2,845	—	—	282	28
Bakken	320	320	—	—	—	—
Haynesville	4,549	186	3,859	230	854	8
DJ	—	—	—	—	—	—
Total:	13,419	5,498	7,211	1,459	2,816	491
__________________________________________
(1)These acres are subject to continuous drilling obligations.
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

Item 3. Legal Proceedings
Our Company was not a party to any material legal proceedings during the year ended December 31, 2023. In the future, the Company may be subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities
Market Information
Our common stock is listed and traded on the New York Stock Exchange under the symbols “GRNT”.
As of March 5, 2024, there were 74 holders of record of our common stock.
Dividend Policy
We expect that Granite Ridge will pay quarterly cash dividends totaling approximately $60 million per fiscal year. For information about dividends, see "Item 8. Financial Statements and Supplementary Data."
Repurchases of Equity Securities
In December 2022, the Company announced that its Board of Directors approved a share repurchase program for up to $50.0 million of the Company’s common. The stock repurchase program terminated on December 31, 2023.
The following table sets forth our share repurchase activity for each period presented:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2023 - October 31, 2023	1,009,656	$6.14	1,009,656	$—
November 1, 2023 - November 30, 2023	1,316,575	$6.15	1,316,575	$—
December 1, 2023 - December 31, 2023	1,510,969	$6.10	1,510,969	$—
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
As of December 31, 2023, we owned an interest in 2,826 gross (176.50 net) producing wells, 309,472 gross (30,728 net) developed acres, and 22,335 gross (6,749 net) undeveloped acres, all located in the United States.
Our average daily production for the year ended December 31, 2023 was 24,311 Boe per day.
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
Our oil price differential to the NYMEX benchmark price during 2023, 2022 and 2021 was $(1.40) per barrel, $(1.89) per barrel and $(5.00) per barrel, respectively. Our natural gas price differential during 2023, 2022 and 2021 was $0.19 per Mcf, $0.91 per Mcf and $1.32 per Mcf, respectively.
Market Conditions
The price that we receive for the oil and natural gas our operators produce is largely a function of market supply and demand. Because our oil and natural gas revenues are heavily weighted toward oil, we are more significantly impacted by changes in oil prices than by changes in the price of natural gas. Worldwide supply in terms of output, especially production from properties within the United States, the production quota set by OPEC, and the strength of the U.S. dollar can adversely impact oil prices.
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

Prices for various quantities of natural gas and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2023, 2022 and 2021.

	December 31,
	2023	2022	2021
Average NYMEX Prices (1)
Oil (per Bbl)	$77.58	$94.39	$68.07
Natural gas (per Mcf)	2.53	6.55	3.72
__________________________________________
(1)Based on average NYMEX closing prices.

2023 Significant Events
Warrant Exchange
On June 22, 2023, we completed an exchange offer to holders of our outstanding warrants, which provided such holders the opportunity to receive 0.25 shares of our common stock in exchange for each warrant tendered by such holders (the “Offer”). This Offer coincided with a solicitation of consents from holders of the warrants to amend that certain Warrant Agreement, dated as of September 15, 2020, by and between Executive Network Partnering Corporation, a Delaware corporation ("ENPC"), and Continental Stock Transfer & Trust Company, as warrant agent ("Continental"), as amended on March 24, 2021, by and between ENPC and Continental, and as assigned pursuant to the Assignment, Assumption and Amendment Agreement, dated as of October 24, 2022, by and between Granite Ridge, ENPC and Continental (as amended and assigned, the "Warrant Agreement") to permit the Company to require that each warrant that remained outstanding upon the closing of the Offer be exchanged for 0.225 shares of our common stock (together with the Offer, the “Warrant Exchange”). On June 22, 2023, we issued 2,471,738 shares of common stock in exchange for 9,887,035 warrants tendered in the Offer, with a minimal cash settlement in lieu of partial shares. We also received the necessary approval from the holders of our outstanding warrants to amend the Warrant Agreement and accordingly, in July 2023, each remaining outstanding warrant was converted into 0.225 shares of the Company’s common stock, and subsequently, no warrants remained outstanding. See Note 9 in the Notes to Consolidated Financial Statements for further discussion of the Warrant Exchange.
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
Results of Operations
The following tables and related discussion set forth key operating and financial data as of and for the years ended December 31, 2023 and 2022. For similar operating and financial data and discussion of our 2022 results compared to our 2021 results, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 27, 2023. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Year Ended December 31,
	2023	2022
Net Sales (in thousands):
Oil sales	$317,099	$338,163
Natural gas and related product sales	76,970	159,254
Revenues	394,069	497,417

Net Production:
Oil (MBbl)	4,162	3,656
Natural gas (MMcf)	28,266	21,351
Total (MBoe)(1)	8,873	7,215

Average Daily Production:
Oil (Bbl)	11,404	10,016
Natural gas (Mcf)	77,442	58,496
Total (Boe)(1)	24,311	19,765

Average Sales Prices:
Oil (per Bbl)	$76.18	$92.50
Effect of gain (loss) on settled oil derivatives on average price (per Bbl)	1.10	(6.48)
Oil net of settled oil derivatives (per Bbl) (2)	77.28	86.02

Natural gas and related product sales (per Mcf)	2.72	7.46
Effect of gain (loss) on settled natural gas derivatives on average price (per Mcf)	0.65	(0.88)
Natural gas and related product sales net of settled natural gas derivatives (per Mcf) (2)	3.37	6.58

Realized price on a Boe basis excluding settled commodity derivatives	44.41	68.94
Effect of gain (loss) on settled commodity derivatives on average price (per Boe)	2.58	(5.88)
Realized price on a Boe basis including settled commodity derivatives (2)	46.99	63.06

Operating Expenses (in thousands):
Lease operating expenses	$60,521	$44,678
Production and ad valorem taxes	27,707	30,619
Depletion and accretion expense	160,662	105,752
Impairments of long-lived assets	26,496	—
General and administrative	27,920	14,223

Costs and Expenses (per Boe):
Lease operating expenses	$6.82	$6.19
Production and ad valorem taxes	$3.12	$4.24
Depletion and accretion	$18.11	$14.66
Impairments of long-lived assets	$2.99	$—
General and administrative	$3.15	$1.97

Net Producing Wells at Period-End:	176.50	132.88
__________________________________________
(1)Natural gas is converted to Boe using the ratio of one barrel of oil to six Mcf of natural gas.
(2)The presentation of realized prices including settled commodity derivatives is a result of including the net cash receipts from (payments on) commodity derivatives that are presented in our consolidated statements of cash flows. This presentation of average prices with derivatives is a means by which to reflect the actual cash performance of our commodity derivatives for the respective periods and presents oil and natural gas prices with derivatives in a manner consistent with the presentation generally used by the investment community.

Oil, Natural Gas and Related Product Sales
Our revenues vary from year to year primarily due to changes in realized commodity prices and production volumes. In 2023, our oil and natural gas sales decreased 21% from 2022, driven by the decrease in realized prices, excluding the effect of settled commodity derivatives, partially offset by the increase in production. The lower average realized prices were driven by lower average NYMEX oil and natural gas prices.
Production from oil and gas properties increased because of drilling success and the acquisition of additional net revenue interests. This increase in production is offset by the natural decline of the production rate of existing oil and natural gas wells. The number of wells we participated in increased from 132.88 net wells in 2022 to 176.50 net wells in 2023.
The following table sets forth information regarding our oil and natural gas production by basin.

	Year Ended December 31,
	2023	2022
Net Production:
Oil (MBbl)
Permian	2,656	2,347
Eagle Ford	529	467
Bakken	665	616
Haynesville	—	—
DJ	312	226
Total	4,162	3,656
Natural Gas (MMcf)
Permian	9,146	5,957
Eagle Ford	3,055	2,001
Bakken	1,105	1,101
Haynesville	12,251	10,161
DJ	2,709	2,131
Total	28,266	21,351
Total (MBoe)
Permian	4,180	3,339
Eagle Ford	1,038	801
Bakken	849	800
Haynesville	2,042	1,694
DJ	764	581
Total	8,873	7,215
Lease Operating Expenses
Lease operating expenses were $60.5 million ($6.82 per Boe) for the year ended December 31, 2023, an increase of 35% from $44.7 million ($6.19 per Boe) for 2022. The increase was primarily due to an increase in well count due to acquisitions and additional wells successfully drilled and completed, higher repair and maintenance costs and overall increased cost of services. The increase in lease operating expenses per Boe was primarily due to higher saltwater disposal costs, repair and maintenance costs and workover activity, partially offset by the increase in production.
Production and Ad Valorem Taxes
We generally pay production taxes based on realized oil and natural gas sales. Production taxes were $24.9 million ($2.81 per Boe) for the year ended December 31, 2023 compared to $26.9 million ($3.73 per Boe) for 2022. As a percentage of oil and natural gas sales, our production taxes were 6% and 5% in 2023 and 2022, respectively.

Production taxes generally fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.
Ad valorem taxes decreased during the year ended December 31, 2023 as compared to 2022, primarily due to additional wells drilled and completed and new wells acquired.
Depletion and Accretion
Depletion and accretion was $160.7 million ($18.11 per Boe) for the year ended December 31, 2023, an increase of 52% from $105.8 million ($14.66 per Boe) in 2022. The increase in depletion and accretion expense was primarily due to the increase in depletion expense resulting from the increase in production and depletion rate.
Impairment of long-lived assets
During the year ended December 31, 2023, we recognized impairment expense of $26.5 million. As a result of the decline in gas prices as well as reserve revisions in the Haynesville Basin, we compared the sum of the expected undiscounted future net cash flows to the carrying amount of the assets. As the carrying amount of the assets was higher than the expected undiscounted future net cash flows, an impairment loss was recorded as the difference between the carrying value and the estimated fair value.
General and Administrative
The following table provides components of our general and administrative expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
General and administrative expenses	$25,758	$14,223
Non-cash stock-based compensation	2,162	—
Total general and administrative expenses	$27,920	$14,223
Total general and administrative expenses were $27.9 million ($3.15 per Boe) for the year ended December 31, 2023, an increase of 96% from $14.2 million ($1.97 per Boe) in 2022. The increase was primarily due to $2.5 million of costs directly related to the Warrant Exchange, stock-based compensation of $2.2 million, annual compensation accruals related to the Company’s officers and higher professional services and legal costs. The increase in stock-based compensation was due to the issuance of restricted stock awards, stock awards, stock options and PSUs. See Note 13 in the Notes to the Consolidated Financial Statements for additional information on stock-based compensation.

Gain/(Loss) on Derivatives – Commodity Derivatives
The following table sets forth the gain (loss) on derivatives for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Gain (loss) on commodity derivatives
Oil derivatives	$6,459	$(14,985)
Natural gas derivatives	19,085	(10,339)
Total	$25,544	$(25,324)
The following table represents our net cash receipts from (payments on) derivatives for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$4,576	$(23,695)
Natural gas derivatives	18,319	(18,742)
Total	$22,895	$(42,437)
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
Interest Expense
Interest expense was $5.3 million for the year ended December 31, 2023 compared to $2.0 million for 2022. The increase in interest expense was primarily due to the increase in interest rates and amortization of deferred financings costs, and higher average outstanding balance on the revolving credit facility.
Gain (Loss) on Derivatives – Common Stock Warrants
We recognized a loss of $5.7 million and a gain of $0.4 million during 2023 and 2022, respectively, from the change in fair value of the warrant liability. See Note 3 and Note 9 in the Notes to the Consolidated Financial Statements for additional information on the common stock warrants and the Warrant Exchange.
Income Tax Expense (Benefit)
We recorded an income tax expense of $24.5 million and $12.9 million in 2023 and 2022, respectively. The increase in income tax expense during the year ended December 31, 2023, compared with 2022, was due to the fact that the Funds were treated as partnerships for U.S. federal income tax purposes prior to the Business Combination and, as such, the partners of the Funds reported their share of the Fund’s income or loss on their respective income tax returns for the applicable tax year (or portion thereof). In contrast, Granite Ridge is a corporation for U.S. federal income tax purposes and is subject to U.S. federal income taxes on any income or loss from the operation of the Company’s assets following the Business Combination on October 24, 2022. The effective income tax rate differs from the statutory rate in 2023 primarily due to the impact of certain discrete items and state income taxes. The effective income tax rate differs from the statutory rate in 2022 primarily due to the allocation of profits and losses to the partners of the Funds for the period prior to the Business Combination. See Note 7 to the Notes to the Consolidated Financial Statements for additional discussion of income taxes.

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
As of December 31, 2023, we had $110.0 million of debt outstanding under our Credit Agreement. We had $140.1 million of liquidity as of December 31, 2023, consisting of $129.7 million of committed borrowing availability under the Credit Agreement and $10.4 million of cash on hand. On November 7, 2023, Granite Ridge amended the Credit Agreement which, among other things, decreased the borrowing base from $325.0 million to $275.0 million and provided for aggregate elected commitments of $240.0 million, and amended the applicable margin charged on the loans and other obligations under the Credit Agreement. See Note 8 to the Notes to the Consolidated Financial Statements for additional information.
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
Common stock dividends
We paid dividends of $58.6 million, or $0.44 per share, and $10.7 million, or $0.08 per share during the years ended December 31, 2023 and 2022, respectively. On February 15, 2024, our Board of Directors declared a cash dividend of $0.11 per share for the first quarter of 2024 that will be paid on March 15, 2024 to stockholders of record as of March 1, 2024. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
Stock repurchase program
In December 2022, we announced that our Board of Directors approved a stock repurchase program for up to $50.0 million of our common stock through December 31, 2023. The stock repurchase program terminated on December 31, 2023. As of December 31, 2023, the Company had repurchased a total of 5,677,627 shares since the inception of the program at an aggregate cost of $36.3 million.
Cash Flows
Our cash flows for the years ended December 31, 2023, 2022 and 2021 are presented below:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$302,867	$346,389	$181,181
Net cash used in investing activities	(356,676)	(230,562)	(186,024)
Net cash provided by (used in) financing activities	13,406	(76,848)	8,489
Net change in cash	$(40,403)	$38,979	$3,646
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
The $43.5 million decrease in operating cash flows during the year ended December 31, 2023 as compared to 2022 was primarily due to the decrease in oil and natural gas sales and higher operating costs, partially offset by $22.9 million of settlements received from commodity derivatives during 2023, as compared to $42.4 million of settlements paid on commodity derivatives during 2022.
Our net cash provided by operating activities included a benefit of $4.6 million and a reduction of $17.2 million for the years ended December 31, 2023 and 2022, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.
Cash Flows from Investing Activities
For the year ended December 31, 2023, our net cash used in investing activities was $356.7 million, which consisted primarily of $282.4 million of capital expenditures for oil and natural gas properties and $76.8 million of acquisitions of oil and natural gas properties.
For the year ended December 31, 2022, our net cash used in investing activities was $230.6 million, which consisted primarily of $185.5 million of capital expenditures for oil and natural gas properties and $49.2 million of acquisitions of oil and natural gas properties.
Cash Flows from Financing Activities
For the year ended December 31, 2023, our net cash provided by financing activities was $13.4 million primarily due to $110.0 million of net borrowings under our Credit Agreement, partially offset by $58.6 million of dividends paid on our common stock and $35.4 million of common stock repurchases.
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
The Credit Agreement provided for aggregate elected commitments of $150.0 million, an initial borrowing base of $325.0 million and an aggregate maximum revolving credit amount of $1.0 billion. The borrowing base is scheduled to be redetermined semiannually on or about April 1 and October 1 of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. On November 7, 2023, we entered into a First Amendment to the Credit Agreement (the "First Amendment") which, among other things, decreased the borrowing base from $325.0 million to $275.0 million and increased the aggregate elected commitments from $150.0 million to $240.0 million.
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
At December 31, 2023, we had $110.0 million of outstanding debt and $0.3 million of letters of credit issued and outstanding under our Credit Agreement, resulting in committed borrowing availability of $129.7 million. The Credit

Agreement is guaranteed by our restricted subsidiaries and is secured by a first priority mortgage and security interest in substantially all of our assets and of our restricted subsidiaries.
Borrowings under the Credit Agreement may be base rate loans or secured overnight financing rate (“SOFR”) loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. Prior to the effectiveness of the First Amendment, SOFR loans accrued interest at SOFR plus an applicable margin ranging from 250 to 350 basis points, depending on the percentage of the borrowing base utilized, plus an additional 10, 15 or 20 basis point credit spread adjustment for a one, three or six month interest period, respectively. Base rate loans accrued interest at a rate per annum equal to the greatest of: (i) the U.S. prime rate as published by the Wall Street Journal; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points, plus, in the case of this clause (iii), an additional 10 basis point credit spread adjustment, plus, in the case of any base rate loan, an applicable margin ranging from 150 to 250 basis points, depending on the percentage of the borrowing base utilized.
As a result of the First Amendment, SOFR loans now bear interest at SOFR plus an applicable margin ranging from 300 to 400 basis points, depending on the percentage of the borrowing base utilized, plus an additional 10, 15 or 20 basis point credit spread adjustment for a one, three or six month interest period, respectively. Base rate loans now bear interest at a rate per annum equal to the greatest of: (i) the U.S. prime rate as published by the Wall Street Journal; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points, plus, in the case of this clause (iii), an additional 10 basis point credit spread adjustment, plus, in the case of any base rate loan, an applicable margin ranging from 200 to 300 basis points, depending on the percentage of the borrowing base utilized.
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
As of December 31, 2023, we were in compliance with all covenants required by the Credit Agreement
Known Contractual and Other Obligations; Planned Capital Expenditures
Contractual and Other Obligations
•As of December 31, 2023, we had $110.0 million of debt outstanding under our Credit Agreement. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding future interest payment obligations on our Credit Agreement.
•We entered into the MSA with the Manager in which we will pay the Manager an annual services fee of $10.0 million and will reimburse the Manager for certain Granite Ridge group costs related to the operation of our oil and gas assets and other properties. See Note 10 of the Notes to the Consolidated Financial Statements.

•We have contractual commitments that may require us to make payments upon future settlement of our commodity derivative contracts. See Note 3 of the Notes to the Consolidated Financial Statements.
•We have future obligations related to the abandonment of our oil and natural gas properties. See Note 6 of the Notes to the Consolidated Financial Statements.
•With respect to all of these items, except for our commitments under our debt agreements, we cannot determine with accuracy the amount and/or timing of such payments.
Planned Capital Expenditures
For 2024, we are budgeting approximately $265 million to $285 million in total planned capital expenditures, including approximately $35 million of acquisitions of oil and natural gas properties. We expect to fund planned capital expenditures with cash generated from operations and, if required, borrowings under our Credit Agreement.
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
Oil and Natural Gas Reserves
The determination of depletion and amortization expense as well as impairments that are recognized on our oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves attributable to our properties. Our estimate of proved reserves is based on the quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, production taxes and development costs, all of which may in fact vary considerably from actual results. In addition, as the prices of oil and natural gas and cost levels change from year to year, the economics of producing our reserves may change and therefore the estimate of proved reserves may also change. As of December 31, 2023, approximately 42% of our total proved reserves were categorized as proved undeveloped reserves. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves, future cash flows from our reserves, and future development of our proved undeveloped reserves.
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
External petroleum engineers independently estimated all of the proved reserve quantities included in our financial statements, which were prepared in accordance with the rules promulgated by the SEC. In connection with our external petroleum engineers performing their independent reserve estimations, we provided them our historical information, such as oil and natural gas production, realized commodity prices, and operating and development costs. We also provided ownership interest information with respect to our properties. The third-party independent reserve engineers, NSAI, evaluated 100% of our estimated proved reserve quantities and their related pre-tax future net cash flows as of December 31, 2023.
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
Depletion of oil and natural gas producing properties is determined using the units-of-production method. During the years ended December 31, 2023, 2022, and 2021, we recognized depletion expense of $160.2 million, $105.3 million and $94.2 million, respectively.
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
Impairment of Oil and Natural Gas Properties
All of our long-lived assets are monitored for potential impairment annually, or when circumstances indicate that the carrying value of an asset may be greater than management’s estimates of its future net cash flows, including cash flows from proved reserves, risk-adjusted probable and possible reserves, and integrated assets. If the carrying value of the long-lived assets exceeds the sum of estimated undiscounted future net cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the assets. The evaluations involve a significant amount of judgment since the results are based on estimated future events, such as future sales prices for oil and natural gas, future costs to produce these products, estimates of future oil and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates, cash flows from integrated assets and other factors. The need to test an asset for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. At December 31, 2023, our estimates of commodity prices for purposes of determining undiscounted future cash flows, which are based on the NYMEX strip, ranged from a 2024 price of $71.68 per barrel of oil decreasing to a 2028 price of $62.02 per barrel of oil. Natural gas prices ranged from a 2024 price of $2.67 per Mcf of natural gas increasing to a 2028 price of $3.80 per Mcf. Both oil and natural gas commodity prices for this purpose were held flat after 2028. During the year ended December 31, 2023, we recognized an impairment expense of $26.5 million. We did not incur any impairment expense related to our proved oil and natural gas properties during the years ended December 31, 2022 or 2021.
Unproved oil and natural gas properties are assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. The Company did not recognize an impairment expense for the years ended December 31, 2023, 2022 and 2021 related to its unproved oil and natural gas properties.
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
We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. For the year ended December 31, 2023, a 10% increase in average commodity prices would have decreased the fair value of commodity derivatives by $10.4 million. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
We generally use derivatives to economically hedge a portion of our anticipated future production. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under our Credit Agreement.
Interest Rate Risk
At December 31, 2023, our exposure to interest rate changes related primarily to the borrowings under the Credit Agreement. The interest we pay on these borrowings is set periodically based upon market rates. We had total indebtedness of $110.0 million outstanding under our Credit Agreement at December 31, 2023. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.1 million.
We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at December 31, 2023.

Item 8. Financial Statements and Supplementary Data
The financial statements and supplementary financial information required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F-1.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Under the direction of our Chief Executive Officer and Chief Financial Officer, we have established disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
As of December 31, 2023, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective at a level of reasonable assurance.
Remediation of Previously Disclosed Material Weaknesses
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, management identified certain material weaknesses as of such date. The identified material weaknesses were in connection with the depletion calculation, accounting for acquisitions, and Information Technology General Controls ("ITGC") related to access to perform key duties within the financial systems. The material weaknesses related to the depletion calculation and accounting for acquisitions resulted in material errors that were corrected through a restatement of our previously filed unaudited condensed combined financial statements as of and for the three and nine month periods ended September 30, 2022.
In response to the material weaknesses referred to above, with the oversight of the Audit Committee of our Board of Directors, we implemented changes to our internal controls, which included the implementation of several controls related to reviews of the depletion calculation and acquisition accounting. Further, additional controls were implemented to address the ITGC material weakness to ensure only appropriate personnel have access to perform key duties within the financial systems. In addition, management added technical accounting personnel and leadership in January 2023, specifically in the form of a Chief Accounting Officer, to oversee and review accounting and financial reporting activities, as well as the establishment and implementation of internal control activities. Based on the evidence obtained in validating the design effectiveness of the implemented controls, we have concluded that the previously disclosed material weaknesses have been remediated as of December 31, 2023.

Changes in Internal Control over Financial Reporting
The changes described above under "Remediation of Previously Disclosed Material Weaknesses" represent a change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) under the Exchange Act) during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in the Company’s internal control over financial reporting and determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
PART III

Item 10. Directors, Executive Officers and Corporate Governance
Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2023.
Item 11. Executive Compensation
Item 11 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 13 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2023.
Item 14. Principal Accountant Fees and Services
Item 14 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2023.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following consolidated financial statements are included in “Index to Financial Statements”:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2023 and 2022
Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders Equity for the Years Ended December 31, 2023, 2022 and 2021
Notes to the Consolidated Financial Statements
(b)Financial Statement Schedules
All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.
(c)Exhibits

Exhibit No.	Description
2.1
Business Combination Agreement, dated May 16, 2022, by and among Executive Network Partnering Corporation, Granite Ridge Resources, Inc., ENPC Merger Sub, Inc., GREP Merger Sub, LLC, and GREP (incorporated by reference to Annex A of Granite Ridge Resources, Inc.’s Registration Statement on Form S-4, filed with the SEC on May 16, 2022).

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Granite Ridge Resources, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2022).

3.2	Amended and Restated Bylaws of Granite Ridge Resources, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2022).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2023).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Granite Ridge Resources, Inc.’s Registration Statement on Form S-4/A, filed with the SEC on September 12, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Executive Network Partnering Corporation’s Registration Statement on Form S-1, filed with the SEC on September 14, 2020).
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
10.4#
Form of Restricted Stock Award Agreement under the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

10.5#
Form of Performance Stock Unit Award Agreement under the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

10.6#
Form of Nonqualified Stock Option Award Agreement under the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

10.7
Credit Agreement, dated October 24, 2022 by and among Granite Ridge Resources, Inc., as borrower, Texas Capital Bank, as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2022).

10.7.1
First Amendment to Credit Agreement, dated as of November 7, 2023, by and among Granite Ridge Resources, Inc., as borrower, Texas Capital Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 9, 2023).

10.7.2*
Second Amendment to Credit Agreement, dated as of December 21, 2023, by and among Granite Ridge Resources, Inc., as borrower, Texas Capital Bank, as administrative agent, and the lenders party thereto.

10.8
Sponsor Agreement, dated as of May 16, 2022, by and among ENPC Holdings, LLC, ENPC Holdings II, LLC, Executive Network Partnering Corporation, Granite Ridge Resources, Inc., GREP Holdings, LLC and certain other parties thereto (incorporated by reference to Annex D of Granite Ridge Resources, Inc.’s Registration Statement on Form S-4, filed with the SEC on May 16, 2022).

Exhibit No.	Description
10.9
Form of Indemnity Agreement for Directors Affiliated with the Grey Rock funds (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2022).

10.10	Form of Indemnity Agreement for Officers and Outside Directors (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2022).
10.11#
Executive Employment Agreement between Luke C. Brandenberg and Granite Ridge Resources, Inc., dated October 24, 2022 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2022).

10.12#
Executive Employment Agreement between Tyler S. Farquharson and Granite Ridge Resources, Inc., dated October 24, 2022 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2022).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of FORVIS, LLP, independent registered accounting firm of Granite Ridge Resources, Inc.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
97.1*	Granite Ridge Resources, Inc. Clawback Policy.
99.1*	Reserve Report of Granite Ridge Resources as of December 31, 2023.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________
*Filed herewith
#Indicates management plan or compensatory arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE RIDGE RESOURCES, INC.

March 8, 2024	By:	/s/ LUKE C. BRANDENBERG
		Name:	Luke C. Brandenberg
		Title:	President and Chief Executive Officer

March 8, 2024	By:	/s/ TYLER S. FARQUHARSON
		Name:	Tyler S. Farquharson
		Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Luke C. Brandenberg	President and Chief Executive Officer	March 8, 2024
Luke C. Brandenberg	(Principal Executive Officer)

/s/ Tyler S. Farquharson	Chief Financial Officer	March 8, 2024
Tyler S. Farquharson	(Principal Financial Officer)

/s/ Kimberly A. Weimer	Chief Accounting Officer	March 8, 2024
Kimberly A. Weimer	(Principal Accounting Officer)

/s/ Matt Miller	Director and Co-Chairman of the Board	March 8, 2024
Matt Miller

/s/ Griffin Perry	Director and Co-Chairman of the Board	March 8, 2024
Griffin Perry

/s/ Amanda N. Coussens	Director	March 8, 2024
Amanda N. Coussens

/s/ Thaddeus Darden	Director	March 8, 2024
Thaddeus Darden

/s/ Michele J. Everard	Director	March 8, 2024
Michele J. Everard

/s/ Kirk Lazarine	Director	March 8, 2024
Kirk Lazarine

/s/ John McCartney	Director	March 8, 2024
John McCartney

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Granite Ridge Resources Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Granite Ridge Resources Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.
We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws, and the applicable rules and regulations of the Securities and Exchange Commission, and the PCAOB.
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
/s/ FORVIS, LLP
We have served as the Company’s auditor since 2015.
Dallas, Texas
March 8, 2024

GRANITE RIDGE RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value and share data)	2023	2022
ASSETS
Current assets:
Cash	$10,430	$50,833
Revenue receivable	72,934	72,287
Advances to operators	4,928	8,908
Prepaid and other expenses	1,716	4,203
Derivative assets - commodity derivatives	11,117	10,089
Equity investments	50,427	—
Total current assets	151,552	146,320
Property and equipment:
Oil and gas properties, successful efforts method	1,236,683	1,028,662
Accumulated depletion	(467,141)	(383,673)
Total property and equipment, net	769,542	644,989
Long-term assets:
Derivative assets - commodity derivatives	1,189	—
Other long-term assets	4,821	3,468
Total long-term assets	6,010	3,468
Total assets	$927,104	$794,777

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$60,875	$62,180
Other liabilities	1,204	1,523
Derivative liabilities - commodity derivatives	—	431
Total current liabilities	62,079	64,134
Long-term liabilities:
Long-term debt	110,000	—
Derivative liabilities - common stock warrants	—	11,902
Asset retirement obligations	9,391	4,745
Deferred tax liability	73,989	49,749
Total long-term liabilities	193,380	66,396
Total liabilities	255,459	130,530

Commitments and contingencies (Note 11)

Stockholders' Equity:
Common stock, $0.0001 par value, 431,000,000 shares authorized, 136,040,777 and 133,294,897 issued at December 31, 2023 and 2022, respectively	14	13
Additional paid-in capital	653,174	632,075
Retained earnings	54,782	32,388
Treasury stock, at cost, 5,677,627 and 25,920 shares at December 31, 2023 and 2022, respectively	(36,325)	(229)
Total stockholders' equity	671,645	664,247
Total liabilities and stockholders' equity	$927,104	$794,777
The accompanying notes are an integral part to these consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Revenues:
Oil and natural gas sales	$394,069	$497,417	$290,193
Operating costs and expenses:
Lease operating expenses	60,521	44,678	26,333
Production and ad valorem taxes	27,707	30,619	18,066
Depletion and accretion expense	160,662	105,752	94,661
Other	176	—	—
Impairments of long-lived assets	26,496	—	—
General and administrative (including non-cash stock-based compensation of $2,162 for the year ended December 31, 2023)	27,920	14,223	10,179
Gain on disposal of oil and natural gas properties	—	—	(2,279)
Total operating costs and expenses	303,482	195,272	146,960
Net operating income	90,587	302,145	143,233
Other income (expense):
Gain (loss) on derivatives - commodity derivatives	25,544	(25,324)	(32,389)
Interest expense	(5,315)	(1,989)	(2,385)
Gain (loss) on derivatives - common stock warrants	(5,742)	362	—
Gain on equity investments	508	—	—
Total other income (expense)	14,995	(26,951)	(34,774)
Income before income taxes	105,582	275,194	108,459
Income tax expense	24,483	12,850	—
Net income	$81,099	$262,344	$108,459

Net income per share:
Basic	$0.61	$1.97	$0.82
Diluted	$0.61	$1.97	$0.82
Weighted-average number of shares outstanding:
Basic	133,093	132,923	132,923
Diluted	133,109	133,074	132,923
The accompanying notes are an integral part to these consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Previous Partnerships' Capital Existing Until the Recapitalization of Granite Ridge Resources, Inc.	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Equity
(in thousands)		Shares	Amount			Shares	Amount
As of January 1, 2021	$370,556	—	$—	$—	$—	—	$—	$370,556
Cash distributions	(51,085)	—	—	—	—	—	—	(51,085)
Contributed capital	47,000	—	—	—	—	—	—	47,000
Carried interest reallocation	—	—	—	—	—	—	—	—
Net income	108,459	—	—	—	—	—	—	108,459
As of December 31, 2021	$474,930	—	$—	$—	$—	—	$—	$474,930
Net income prior to Business Combination	219,292	—	—	—	—	—	—	219,292
Contribution of Funds' assets in exchange for common stock	(694,222)	130,000	13	694,209	—	—	—	—
Recapitalization	—	2,923	—	6,825	—	—	—	6,825
Issuance costs	—	—	—	(18,508)	—	—	—	(18,508)
Issuance of common stock warrants	—	—	—	(12,265)	—	—	—	(12,265)
Issuance of vesting shares	—	372	—	(1,287)	—	—	—	(1,287)
Deferred income tax liability at Business Combination	—	—	—	(36,899)	—	—	—	(36,899)
Purchase of treasury stock	—	—	—	—	—	(26)	(229)	(229)
Common stock dividend declared ($0.08 per share)	—	—	—	—	(10,664)	—	—	(10,664)
Net income subsequent to the Business Combination	—	—	—	—	43,052	—	—	43,052
As of December 31, 2022	$—	133,295	$13	$632,075	$32,388	(26)	$(229)	$664,247
Adoption of ASU No. 2016-13 (Note 2)	—	—	—	—	(118)	—	—	(118)
As of January 1, 2023	$—	133,295	$13	$632,075	$32,270	(26)	$(229)	$664,129
Grants of restricted stock	—	403	—	—	—	—	—	—
Forfeitures of restricted stock	—	(13)	—	—	—	—	—	—
Cancellation of vesting shares	—	(221)	—	—	—	—	—	—
Vesting shares	—	—	—	1,287	—	—	—	1,287
Stock-based compensation	—	—	—	2,162	—	—	—	2,162
Purchase of treasury stock	—	—	—	—	—	(5,652)	(36,096)	(36,096)
Common stock dividend declared ($0.44 per share)	—	—	—	—	(58,587)	—	—	(58,587)
Common stock issued in warrant exchange	—	2,576	1	17,645	—	—	—	17,646
Common stock issued for exercise of warrants	—	1	—	5	—	—	—	5
Net income	—	—	—	—	81,099	—	—	81,099
As of December 31, 2023	$—	136,041	$14	$653,174	$54,782	(5,678)	$(36,325)	$671,645
The accompanying notes are an integral part to these consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating activities:
Net income	$81,099	$262,344	$108,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and accretion expense	160,662	105,752	94,661
Impairments of long-lived assets	26,496	—	—
(Gain) loss on derivatives - commodity derivatives	(25,544)	25,324	32,389
Net cash receipts from (payments on) commodity derivatives	22,895	(42,437)	(25,219)
Stock-based compensation	2,162	—	—
Gain on disposal of oil and gas properties	—	—	(2,279)
Amortization of loan origination costs	1,260	159	48
(Gain) loss on derivatives - common stock warrants	5,742	(362)	—
Gain on equity investments	(508)	—	—
Deferred income taxes	24,274	12,850	—
Other	(313)	—	—
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Revenue receivable	(846)	(24,989)	(28,603)
Other receivable	103	—	—
Accrued expenses	4,550	9,838	1,840
Prepaid and other expenses	485	(2,095)	(125)
Other payable	350	5	10
Net cash provided by operating activities	302,867	346,389	181,181
Investing activities:
Capital expenditures for oil and natural gas properties	(282,390)	(185,497)	(136,077)
Acquisition of oil and natural gas properties	(76,810)	(49,191)	(83,209)
Deposit on acquisition	—	(1,899)	—
Refund of advances to operators	2,464	1,180	3,819
Proceeds from the disposal of oil and natural gas properties	60	4,845	29,443
Net cash used in investing activities	(356,676)	(230,562)	(186,024)
Financing activities:
Proceeds from borrowing on credit facilities	162,500	21,000	62,000
Repayments of borrowing on credit facilities	(52,500)	(72,100)	(49,400)
Cash distributions	—	—	(51,091)
Cash contributions	—	—	46,980
Deferred financing costs	(2,616)	(3,237)	—
Payment of expenses related to formation of Granite Ridge Resources, Inc.	(43)	(18,456)	—
Purchase of treasury shares	(35,353)	(216)	—
Payment of dividends	(58,587)	(10,664)	—
Proceeds from issuance of common stock	5	6,825	—
Net cash provided by (used in) financing activities	13,406	(76,848)	8,489
Net change in cash and restricted cash	(40,403)	38,979	3,646
Cash and restricted cash at beginning of year	51,133	12,154	8,508
Cash and restricted cash at end of year	$10,730	$51,133	$12,154
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$(4,825)	$(2,286)	$(1,636)
Cash paid during the year for income taxes	$(742)	$(98)	$(79)
Supplemental disclosure of non-cash investing activities:
Oil and natural gas properties divested in exchange for equity securities	$49,920	$—	$—
Oil and natural gas property development costs in accrued expenses	$(12,325)	$48,187	$6,251
Advances to operators applied to development of oil and natural gas properties	$98,224	$103,535	$48,387
Cash and restricted cash:
Cash	$10,430	$50,833	$11,854
Restricted cash included in other long-term assets	300	300	300
Cash and restricted cash	$10,730	$51,133	$12,154
The accompanying notes are an integral part to these consolidated financial statements.FT

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
At the special meeting of ENPC stockholders held in connection with the Business Combination, of the 41,400,000 shares of ENPC Class A common stock, public stockholders of 39,343,496 shares of ENPC Class A common stock exercised their rights to have those shares redeemed for cash at a redemption price of approximately $10.07 per share, or an aggregate of approximately $396.1 million. The holders of membership interests in GREP (the “Existing GREP Members”) and their direct and indirect members were issued 130.0 million shares of Granite Ridge common stock at the closing. Upon consummation of the Business Combination, each public stockholder’s ENPC common stock and ENPC warrants were automatically converted into an equivalent number of shares of Granite Ridge common stock and Granite Ridge warrants as a result of the Transactions. At the effective time of the Mergers, (i) 495,357 shares of ENPC Class F common stock were converted to 1,238,393 shares of ENPC Class A common stock (of which an aggregate of 220,348 shares were subsequently forfeited pursuant to the terms of the Sponsor Agreement) and the remaining shares of ENPC Class F common stock outstanding were automatically cancelled for no consideration (the “ENPC Class F Conversion”) (ii) all other remaining shares of ENPC Class A common stock automatically cancelled without any conversion, payment or distribution (the “Sponsor Share Cancellation”) and (iii) all shares of ENPC Class B common stock outstanding were

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
deemed transferred to ENPC and surrendered and forfeited for no consideration (the “ENPC Class B Contribution”). In January 2023, 220,348 of the 371,518 shares subject to vesting and forfeiture provisions were forfeited.
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
Warrant Exchange
On October 24, 2022, in connection with the Business Combination, the Company issued 10,349,975 common stock warrants. On June 22, 2023, the Company completed an offer to holders of its outstanding warrants which provided such holders the opportunity to receive 0.25 shares of the Company’s common stock in exchange for each warrant tendered by such holders (the “Offer”). This Offer coincided with a solicitation of consents from holders of the warrants to amend the warrant agreement governing such warrants to permit the Company to require that each warrant that remained outstanding upon the closing of the Offer be exchanged for 0.225 shares of the Company’s common stock (together with the Offer, the “Warrant Exchange”). On June 22, 2023, the Company issued 2,471,738 shares of common stock in exchange for 9,887,035 warrants tendered in the Offer, with a minimal cash settlement in lieu of partial shares. In July 2023, each remaining outstanding warrant was converted into 0.225 shares of the Company’s common stock, and subsequently, no warrants remained outstanding. See Note 9 for further discussion of the Warrant Exchange.
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
Basis of Presentation
As a result of the Business Combination, periods prior to October 24, 2022 reflect Funds as limited partnerships, not as corporations. The primary financial impacts of the Transactions to the consolidated financial statements were (i) reclassification of partnership capital accounts to equity accounts reflective of a corporation and (ii) income tax effects. Since the Funds were identified as entities under common control, the consolidated financial statements for periods prior to the GREP Formation Transaction have been adjusted to retrospectively combine the previously separate entities for presentation purposes. All intercompany transactions within the consolidated businesses of the Company have been eliminated.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company operates in one operating segment, which is oil and natural gas development, exploration and production. All of our operations are conducted in the geographic area of the United States. The Company’s chief operating decision maker manages operations on a consolidated basis for purposes of evaluating operations and allocating resources.
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
Additional significant estimates include, but are not limited to, fair value of derivative financial instruments, fair value of equity investments, fair value of business combinations, asset retirement obligations, revenue receivable and income taxes. Actual results could differ from those estimates.
Reclassifications
Certain reclassifications have been made to prior years' reported amounts to conform to the current year presentation.
Prior Period Correction of an Immaterial Error
During the fourth quarter of 2023, the Company determined that the prior year consolidated financial statements had a misstatement caused by an error in determining the tax basis of oil and natural gas properties. Management concluded that the impact of this error on the prior year consolidated financial statements period is immaterial. However, given that the adjustment to correct the error in the current year consolidated financial statements would have a material impact on 2023, the Company has corrected the prior period consolidated financial statements in this Annual Report on Form 10-K in accordance with SEC guidance. The adjustment had no effect on the Company's net income, cash flows, total assets or total liabilities and stockholders' equity, and the information included in this Annual Report on Form 10-K sets forth the effects of this correction on the previously reported consolidated balance sheet as of December 31, 2022.
Due to transactions that were completed immediately prior to the Business Combination, the tax basis of oil and natural gas properties transferred to the Company was higher than initially recognized in 2022. As a result, the Company has corrected the deferred tax liability and additional paid-in capital in the accompanying consolidated balance sheet to properly reflect the increased tax basis upon the completion of the Business Combination. As shown below, the previously reported deferred tax liability as of December 31, 2022 has decreased and additional paid-in capital as of December 31, 2022 has

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
increased. The following sets forth the effects of the correction on the previously reported consolidated balance sheet as of December 31, 2022:

(in thousands)	December 31, 2022
Deferred tax liability, previously reported	$91,592
Correction to deferred tax liability	(41,843)
Deferred tax liability, reported	$49,749

(in thousands)	December 31, 2022
Additional paid-in capital, previously reported	$590,232
Correction to additional paid-in capital	41,843
Additional paid-in capital, reported	$632,075
As a result of the change in the tax basis, the prior year standardized measure of discounted future net cash flows was corrected and increased by $30 million.
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
As of December 31, 2023 and 2022, the Company had $0.3 million of cash classified as restricted. This balance relates to a cash deposit for two standby letters of credit associated with oil and natural gas mining lease agreements. Restricted cash consists of cash that is stated at cost, which approximates fair market value. Classification of restricted cash is based on the nature of the restrictions associated with the underlying assets.
Revenue Receivable
Revenue receivable is comprised of accrued oil and natural gas sales. The operators remit payment for production directly to the Company. In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding revenue receivable balance at the date of non-performance. The Company monitors this exposure primarily by reviewing credit ratings, financial statements and payment history. Revenue receivables are generally unsecured and typically received from the operator one to three months after production. The Company had an allowance for expected credit losses of $0.2 million at December 31, 2023 and $0.2 million at January 1, 2023, which was based on a historical loss rate. For the years ended December 31, 2022 and 2021, the Company’s bad debt expense and allowance for doubtful accounts was immaterial.
The Company considers forecasts of future economic conditions in the estimate of its expected credit losses, in particular whether there is an increase in the probability that the Company’s counterparties are unable to pay their obligations when due, and adjusts its allowance for expected credit losses, when necessary.
Advance to Operators
The Company participates in the drilling of oil and natural gas wells with other working interest partners. Due to the capital-intensive nature of oil and natural gas drilling activities, our partner operators may request advance payments from working interest partners for their share of the costs. The Company expects such advances to be applied by these operators against joint interest billings for its share of drilling operations within 90 days from when the advance is paid. Changes in advances to operators are presented as an investing outflow within capital expenditures for oil and gas properties on the statement of cash flows.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
Oil and Natural Gas Properties
The Company uses the successful efforts method of accounting for oil and gas producing activities, as further defined under ASC 932, Extractive Activities - Oil and Gas (“ASC 932”). Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory leases that find proved reserves, and to drill and equip development leases and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determinations of whether the wells have proved reserves. If the Company determines that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determinations of whether the wells have proved reserves as of December 31, 2023 or 2022.
Capitalized leasehold costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized drilling and development costs and integrated assets is based on the unit-of-production method using proved developed reserves. The Company recognized depletion expense of $160.2 million, $105.3 million and $94.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. As a result of the Business Combination, the Company aggregated certain proved properties for amortization and impairment purposes.
Costs of significant nonproducing properties, wells in the process of being drilled and completed and development projects are excluded from depletion until the related project is completed. The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. For the year ended December 31, 2023, the Company capitalized $1.0 million of interest costs. For the years ended December 31, 2022 and 2021, no interest costs were capitalized. Costs incurred to maintain wells and related equipment are charged to expense as incurred.
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
The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable, for instance when there are declines in commodity prices or well performance. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair market value as determined by discounted future cash flows using a discount rate similar to that used by market participants, or comparable market value if available, is recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and risk-adjusted unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs and cash flows from integrated assets. The Company recorded proved property impairment of $26.5 million for the year ended December 31, 2023 related to its Haynesville properties. There were no proved property impairment indicators for the years ended December 31, 2022 or 2021.
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. The Company did not recognize an impairment expense for the years ended December 31, 2023, 2022 and 2021 related to its unproved oil and natural gas properties.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
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
Derivative Instruments- Common Stock Warrants
Prior to the Warrant Exchange, the Company accounted for warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The warrants were required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants were recognized as a non-operating gain or loss on the consolidated statements of operations. For the period during which the Company’s common stock was publicly traded, the fair value of the warrants was based on quoted prices in an active market. Refer to Note 4 for further discussion on fair value considerations.
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
Equity Investments
In December 2023, the Company completed the sale of certain of its Permian Basin assets to Vital Energy, Inc. ("Vital Energy") for consideration of 561,752 shares of Vital Energy's common stock and 541,155 shares of Vital Energy's 2.0% cumulative mandatorily convertible preferred securities. See Note 5 for further discussion of the divestiture of assets.
The Company follows the guidance in ASC 321, "Investments - Equity Securities" (“ASC 321”) for its investment in the common and preferred stock of Vital Energy. ASC 321 requires equity investments with readily determinable fair values to be measured at fair value, with unrealized holding gains and losses recorded as a gain or loss on the consolidated statements of operations. For the preferred stock that does not have a readily determinable fair value, the Company has not elected the measurement alternative in ASC 321 and instead will account for the preferred stock at fair value with unrealized gains and losses recorded through net income. For the year ended December 31, 2023, an unrealized gain of $0.5 million on the change in fair value of the common and preferred stock is included in the consolidated statements of operations.
Asset Retirement Obligation
The Company follows the provisions of ASC 410-20, "Asset Retirement Obligations" ("ASC 410-20"). ASC 410-20 requires entities to record the fair value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The Company’s asset retirement obligation relates to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and natural gas properties. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related oil and natural gas property asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depleted over the useful life of the related asset. Based on certain factors, including commodity prices and costs, the Company may revise its previous estimates of the liability, which would also increase or decrease the related oil and natural gas property asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss for the difference of the settled amount and recorded liability.
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
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
Take-in Kind Oil and Natural Gas Revenues
Under certain arrangements, the Company has the right to take a volume of processed residue gas and/or natural gas liquids ("NGLs") in-kind at the tailgate of the midstream customer’s processing plant in lieu of receiving a net payment from the operator representing its proportionate share of its natural gas production. The Company currently takes certain processed gas volumes in kind in lieu of monetary settlement but does not currently take NGL volumes. When the Company elects to take volumes in kind, it pays third parties to transport the processed products it took in-kind to downstream delivery points, where it then sells to customers at prices applicable to those downstream markets. In such situations, revenues are recognized during the month in which control transfers to the customer at the delivery point and it is probable the Company will collect the consideration it is entitled to receive. Sales proceeds are generally received by the Company within one month after the month in which a sale has occurred. In these scenarios, gathering and processing costs and transportation expenses the Company incurs to transport the processed products to downstream customers are recorded in lease operating expenses on the consolidated statements of operations.
The Company’s disaggregated revenue has two primary sources: oil sales and natural gas sales. Substantially all of the Company’s oil and natural gas sales come from five geographic areas in the United States: the Eagle Ford Basin (Texas), the Permian Basin (Texas), the Haynesville Basin (Texas/Louisiana), the Denver-Julesburg “DJ” Basin (Colorado), and the Bakken Basin (Montana/North Dakota). The Company previously owned oil and natural gas assets in the SCOOP/STACK Basin in Oklahoma, which were sold during the year ended December 31, 2022. The following tables present the

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
disaggregation of the Company’s oil revenues and natural gas revenues by basin for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Oil	$317,099	$338,163	$215,250
Natural gas	76,970	159,254	74,943
Total	$394,069	$497,417	$290,193

Permian	$237,730	$266,856	$151,179
Eagle Ford	46,410	64,879	40,898
Bakken	51,128	64,999	56,055
Haynesville	24,833	62,743	12,039
DJ	33,968	37,880	29,191
SCOOP/STACK	—	60	831
Total	$394,069	$497,417	$290,193
Lease Operating Expenses
Lease operating expenses represents field employees’ salaries, saltwater disposal, repairs and maintenance, expensed workovers and other operating expenses. Lease operating expenses are expensed as incurred.
Production and Ad Valorem Taxes
The Company incurs production taxes on the sale of its production. These taxes are reported on a gross basis. Production taxes for the years ended December 31, 2023, 2022 and 2021 were approximately $24.9 million, $26.9 million and $17.1 million, respectively.
The Company incurs ad valorem tax on the value of its properties in certain states. Ad valorem taxes for the years ended December 31, 2023, 2022 and 2021 were approximately $2.8 million, $3.7 million and $1.0 million, respectively.
Income Taxes
Prior to the Business Combination, GREP and the associated activities held by the Funds were treated as partnerships for U.S. federal income tax purposes and were not subject to U.S. federal income tax. As a result of the Business Combination, the Company became a C corporation and is subject to U.S. federal income tax and state and local income taxes, and accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rate on deferred income tax assets and liabilities is recognized in income in the period that includes the enactment date.
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
Stock-Based Compensation
Stock-based compensation expense is recognized in the Company's consolidated financial statements on an accelerated basis over the awards' vesting periods based on their grant date fair values. Restricted stock awards are valued at the closing price of the Company's common stock on the date of grant. The Company utilizes the Monte Carlo simulation method to determine the fair value of certain performance stock units ("PSUs"), the Black-Scholes model for options issued at-the-money and a binomial lattice model for other stock options. The Company recognizes forfeitures on stock-based compensation awards as they occur.
Recently Issued and Applicable Accounting Pronouncements (Issued and Not Yet Adopted)
In June 2022, the FASB issued ASU No. 2022-03, "Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions," ("ASU 2022-03") which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires specific disclosures for equity securities subject to contractual sale restrictions such as the fair value of equity securities subject to contractual sale restrictions, the nature and remaining duration of the restrictions and the circumstances that could cause a lapse in the restriction. ASU 2022-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early application permitted. The Company does not expect the adoption of ASU 2022-03 to have a significant impact on its consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," ("ASU 2023-07") which requires public entities, including public entities with a single reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the effect that ASU 2023-07 will have on its disclosures.
In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures," ("ASU 2023-09") which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company has not early adopted the standard and is currently assessing the effect that ASU 2023-09 will have on its disclosures.
Recently Issued and Applicable Accounting Pronouncements (Issued and Adopted)
The FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which replaced the “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. This standard is intended to provide more timely decision-useful information about the expected credit losses on financial instruments. The adoption of this guidance on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements or related disclosures. Revenue receivables is the primary financial asset that is within the scope of the new guidance. A loss-rate method is applied to the receivables to estimate credit losses. The Company recognized a tax effected $0.1 million non-cash cumulative effect adjustment to retained earnings on its opening consolidated balance sheet at January 1, 2023 to record an allowance for expected credit losses associated with the Company’s revenue receivables.
3.    Derivative financial instruments
The Company uses derivative financial instruments in connection with its oil and natural gas operations to provide an economic hedge of the Company’s exposure to commodity price risk associated with anticipated future oil and natural gas production. The Company does not hold or issue derivative financial instruments for trading purposes.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
The Company does not designate its derivative instruments to qualify for hedge accounting. Accordingly, the Company reflects changes in the fair value of its derivative instruments in its consolidated statements of operations as they occur.
Collar Option Contracts and Swaps
The Company’s derivative financial instruments consist of collar option contracts and swaps.
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
Volume of Derivative Activities
The following table sets forth the Company’s outstanding commodity derivative contracts as of December 31, 2023.

	2024					2025
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total	Total
Collar (oil)
Volume (Bbl)	461,524	401,874	361,552	311,496	1,536,446	273,000
Weighted-average floor price ($/Bbl)	$64.22	$64.27	$64.32	$64.13	$64.24	$63.00
Weighted-average ceiling price ($/Bbl)	$84.99	$85.11	$85.24	$84.97	$85.07	$82.70
Swaps (oil)
Volume (Bbl)	62,000	48,000	39,000	32,000	181,000	—
Weighted-average price ($/Bbl)	$80.00	$80.00	$80.00	$80.00	$80.00	$—
Collar (natural gas)
Volume (Mcf)	3,856,000	—	—	1,615,000	5,471,000	2,156,000
Weighted-average floor price ($/Mcf)	$2.93	$—	$—	$3.57	$3.12	$3.57
Weighted-average ceiling price ($/Mcf)	$4.39	$—	$—	$5.37	$4.68	$5.37
Swaps (natural gas)
Volume (Mcf)	—	3,236,000	2,823,000	844,000	6,903,000	450,000
Weighted-average price ($/Mcf)	$—	$3.22	$3.22	$3.22	$3.22	$3.68

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
The following table summarizes the amounts reported in the consolidated statements of operations related to the commodity derivative instruments for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Gain (loss) on commodity derivatives
Oil derivatives	$6,459	$(14,985)	$(24,885)
Natural gas derivatives	19,085	(10,339)	(7,504)
Total	$25,544	$(25,324)	$(32,389)
The following table represents the Company’s net cash receipts (payments on) commodity derivatives for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$4,576	$(23,695)	$(19,034)
Natural gas derivatives	18,319	(18,742)	(6,185)
Total	$22,895	$(42,437)	$(25,219)
Common stock warrants
On October 24, 2022, in connection with the Business Combination, the Company issued 10,349,975 common stock warrants. Each warrant entitled the holder to purchase one share of Granite Ridge’s common stock at an exercise price of $11.50 per share. The common stock warrants became exercisable 30 days after the completion of the Business Combination and 461 common stock warrants were exercised as of December 31, 2023.
On June 22, 2023, the Company issued 2,471,738 shares of common stock in exchange for 9,887,035 warrants tendered in the Offer, with a minimal cash settlement in lieu of partial shares. In July 2023, each remaining outstanding warrant was converted into 0.225 shares of the Company’s common stock.
The fair value of the common stock warrants as of December 31, 2022 was a liability of $11.9 million. The Company recognized a loss of $5.7 million and a gain of $0.4 million during 2023 and 2022, respectively, from the change in fair value of the warrant liability in the consolidated statements of operations. The warrants exchanged in the Offer were marked to fair value on the date of settlement, and the liability of $17.0 million and $0.7 million related to the exchanged common stock warrants was removed from the consolidated balance sheet in June 2023 and July 2023, respectively, and the issuance of shares of the Company’s common stock was reflected in stockholders’ equity. See Note 9 for further discussion of the Warrant Exchange.
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments - commodity derivatives	$12,306	$12,306	$10,089	$10,089
Equity investments	$50,427	$50,427	$—	$—

Liabilities:
Derivative instruments - common stock warrants	$—	$—	$11,902	$11,902
Revolving credit facilities	$110,000	$110,000	$—	$—
Derivative instruments - commodity derivatives	$—	$—	$431	$431
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
Equity investments — The fair value of the Company’s investment in Vital Energy's common stock was valued using the instrument's publicly listed trading price, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. The fair value of the Company's investment in Vital Energy's preferred stock is estimated by management considering various factors, including the publicly listed trading price of Vital Energy's common shares and the present value of expected dividends prior to the conversion of the preferred shares. The fair value of the investment in preferred stock is considered to be a Level 2 measurement. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.
The Vital Energy common and preferred shares are subject to certain restrictions. Upon approval by holders of a majority of the issued and outstanding shares of Vital Energy common stock eligible to vote, the Preferred Stock is to be converted into common shares. Prior to this stockholder approval, the common shares owned by the Company are not entitled to vote and bear a restricted legend to that effect. For each share of Preferred Stock being converted, the Company shall receive a number of common shares in aggregate equal to the conversion rate. The initial conversion rate is one share of common stock per share of Preferred Stock. The conversion rate is adjusted upon the occurrence of events such as Vital Energy's issuance of common stock as a dividend, the issuance of common stock warrants or similar rights to all the common stockholders, the distribution of shares of its capital stock to acquire its capital stock or other securities, or if Vital Energy makes a cash distribution, except if it elects to give a dividend to the Preferred Stock in lieu of an adjustment to the conversion price.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets as of December 31, 2023 and 2022. The Company nets the fair value of commodity derivative instruments by counterparty in the Company’s consolidated balance sheets.

	Year Ended December 31, 2023
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
Equity investments - common stock	$25,554	$—	$—	$25,554	$—	$25,554
Equity investments - preferred stock	—	24,873	—	24,873	—	24,873
Total equity investments	$25,554	$24,873	$—	$50,427	$—	$50,427

Assets (at fair value):
Commodity derivatives – current portion	$—	$14,202	$—	$14,202	$(3,085)	$11,117
Commodity derivatives – noncurrent portion	—	2,534	—	2,534	(1,345)	1,189
Liabilities (at fair value):
Commodity derivatives – current portion	—	(3,085)	—	(3,085)	3,085	—
Commodity derivatives – noncurrent portion	—	(1,345)	—	(1,345)	1,345	—
Net derivative instruments	$—	$12,306	$—	$12,306	$—	$12,306

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2022
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
Assets (at fair value):
Commodity derivatives – current portion	$—	$20,197	$—	$20,197	$(10,108)	$10,089
Liabilities (at fair value):
Commodity derivatives – current portion	—	(10,539)	—	(10,539)	10,108	(431)
Warrant liability – noncurrent portion	(11,902)	—	—	(11,902)	—	—
Net derivative instruments	$(11,902)	$9,658	$—	$(2,244)	$—	$9,658
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
As of December 31, 2023, the Company’s estimates of commodity prices for purposes of determining undiscounted future cash flows, which are based on the NYMEX strip, ranged from a 2024 price of $71.68 per barrel of oil decreasing to a 2028 price of $62.02 per barrel of oil. Natural gas prices ranged from a 2024 price of $2.67 per Mcf of natural gas increasing to a 2028 price of $3.80 per Mcf. Both oil and natural gas commodity prices for this purpose were held flat after 2028.
The Company calculates the estimated fair values of its long-lived assets and their integrated assets using a discounted future cash flow model. Fair value assumptions associated with the calculation of discounted future net cash flows include (i) market estimates of commodity prices, which are based on the NYMEX strip, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) production volumes, (vi) estimated proved reserves, (vii) prevailing market rates of income and expenses from integrated assets and (viii) discount rate. The expected future net cash flows are generally discounted using an annual rate of 10 percent to determine fair value for proved developed producing reserves and an appropriate market discount rate based on risk for other reserve categories. These are classified as Level 3 fair value assumptions.
In the fourth quarter of 2023, there were indicators that the carrying value of the Company's Haynesville properties may be impaired due to a decline in natural gas prices and negative reserve revisions for certain wells that had recently begun production as well as certain proved undeveloped wells. As a result of the impairment evaluation, where the income approach was utilized (discounted cash flow model) to assess fair value, the Company recorded impairment of $26.5 million. The Company did not have any impairment indicators during the years ended December 31, 2022 or 2021. The following table presents the value of these assets measured at fair value on a nonrecurring basis at the time impairment was recorded:

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2023		2022		2021
(in thousands)	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment
Oil and natural gas properties	$31,781	$26,496	$—	$—	$—	$—
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
5.    Acquisitions and divestitures
The Company follows ASU 2017-1 in evaluating whether acquisitions of oil and natural gas properties are accounted for as asset acquisitions or as business combinations. The majority of the Company’s acquisitions during 2023, 2022 and 2021 qualified as asset acquisitions. Acquisitions that qualified as business combinations, as discussed below, were accounted for in accordance with ASC Topic 805, Business Combinations.
2023 Acquisitions
During 2023, the Company closed on three separate acquisitions that were treated as business combinations. These included the following transactions:
Multi-Basin Acquisition - In September 2023, the Company closed on an acquisition comprised of proved developed producing oil and natural gas properties with approximately 281 net acres. The properties are located in the Permian, Eagle Ford and DJ basins. As consideration for the acquisition, the Company paid $8.2 million in cash. Asset retirement obligations acquired were $0.2 million.
Haynesville Basin - In December 2023, the Company closed on an acquisition of proved and unproved oil and natural gas properties in the Haynesville Basin for $22.2 million in cash. Asset retirement obligations acquired were $0.2 million.
Haynesville Basin - In December 2023, the Company closed on an acquisition of royalty interests in proved and unproved oil and natural gas properties in the Haynesville Basin for $1.4 million in cash.
The following table presents a summary of the fair values of the assets acquired and the liabilities assumed in acquisitions that met the definition of a business combination:

(in thousands)	December 31, 2023
Fair value of assets acquired and liabilities assumed
Proved oil and natural gas properties (1)	$15,488
Unproved properties	16,545
Total oil and natural gas properties	32,033
Less: Asset retirement obligations	(341)
Net assets acquired	$31,692
Consideration transferred (including liabilities assumed)	$31,692
__________________________________________
(1)Amounts includes asset retirement costs of $0.3 million.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
All other acquisitions during the year ended December 31, 2023 qualified as asset acquisitions. These included the following transactions:
Permian Basin - During the year ended December 31, 2023, the Company closed on various acquisitions of unproved oil and natural gas properties for a total purchase price of $24.3 million in the Permian Basin. The Company also closed on various acquisitions of proved oil and natural gas properties for a total purchase price of $0.3 million in the Permian Basin.
DJ Basin - During the year ended December 31, 2023, the Company closed on an acquisition of proved developed producing oil and natural gas properties in the DJ Basin. As consideration for the entire acquisition, the Company paid $16.6 million in cash, after closing adjustments, of which $1.9 million was held in escrow and paid during 2022. Asset retirement obligations acquired were $0.9 million.
Eagle Ford Basin - During the year ended December 31, 2023, the Company acquired proved oil and natural gas properties in the Eagle Ford Basin for $2.8 million.
Haynesville Basin - During the year ended December 31, 2023, the Company acquired various proved and unproved oil and natural gas properties in the Haynesville Basin for $2.9 million.
2023 Divestiture
In December 2023, the Company completed the sale of certain of its Permian Basin assets to Vital Energy in exchange for consideration of 561,752 shares of Vital Energy's common stock and 541,155 shares of Vital Energy's 2.0% cumulative mandatorily convertible preferred securities (the "Preferred Stock"). As the sale of oil and natural gas properties did not significantly affect the unit-of-production amortization rate of the Permian Basin depletion aggregation, the Company accounted for the divestiture as a normal retirement with no gain or loss recorded on the sale.
2022 Acquisitions
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
During the year ended December 31, 2022, the Company completed an acquisition of proved and unproved oil and natural gas properties in the Permian Basin for $13.2 million. This acquisition met the definition of a business combination. The fair value allocated to proved and unproved oil and natural gas properties was $11.2 million and $2.0 million, respectively. Asset retirement obligations were immaterial.
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
2021 Acquisitions
Bakken Basin - During the year ended December 31, 2021, the Company acquired proved undeveloped oil and natural gas properties in the Bakken Basin of approximately $0.2 million.
Permian Basin – During the year ended December 31, 2021, the Company acquired various proved and unproved oil and natural gas properties in the Permian Basin of approximately $43.8 million.
DJ Basin - During the year ended December 31, 2021, the Company acquired various proved oil and natural gas properties of approximately $40.4 million. Customary post close adjustments were made during the year end December 31, 2022 which resulted in cash inflow of approximately $1.1 million.
2021 Divestitures
Bakken Basin - During the year ended December 31, 2021, the Company sold a partial unit of oil and natural gas properties in the Bakken Basin for $0.9 million recognizing the full amount as a gain.
Permian Basin - During the year ended December 31, 2021, the Company sold a complete unit of mineral interest assets in Texas for $22.5 million. The Company recorded a gain of $1.2 million associated with the sale. The Company also sold a partial unit of oil and natural gas properties in the Permian Basin for approximately $1.0 million, eliminating equivalent amounts from the property accounts.
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
The following table presents the changes in the asset retirement obligations during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Asset retirement obligations, beginning of year	$4,963	$2,962	$3,114
Liabilities incurred during the period	2,370	1,012	465
Revision of estimates (1)	2,596	490	(868)
Accretion of discount during the period	441	499	447
Disposals or settlements	(496)	—	(196)
Asset retirement obligations, end of year	$9,874	$4,963	$2,962
Less current portion of asset retirement obligations	483	218	—
Asset retirement obligations, long-term	$9,391	$4,745	$2,962
__________________________________________
(1)Revisions in estimated liabilities during 2023 relate primarily to changes in estimated well lives, while revisions in prior year relate primarily to changes in estimates of asset retirement costs.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
7.    Income taxes
In 2022, the Company became the sole owner of GREP. GREP is a disregarded entity for U.S. federal income tax purposes. Prior to the Business Combination, GREP and the associated activities held by the Funds were treated as partnerships for U.S. federal income tax purposes and were not subject to U.S. federal income tax. Any taxable income or loss generated prior to the Business Combination was passed through to and included in the taxable income or loss of its members. As a result of the Business Combination, the Funds' net assets were transferred to the Company resulting in carryover tax basis of those assets. The Company is a C corporation and subject to U.S. federal income tax and state and local income taxes. As described in Note 2, the Company corrected the previously reported deferred tax liability as of December 31, 2022.
The Components of income tax expense were as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current
Federal	$—	$—	$—
State	209	—	—
	209	—	—
Deferred
Federal	$22,314	$11,444	$—
State	1,960	1,406	—
	24,274	12,850	—
Income tax expense	$24,483	$12,850	$—
The Company's effective tax rate was 23.2%, 4.7% and 0.0% for years ended December 31, 2023, 2022 and 2021, respectively. For 2023, the effective tax rate differs from the enacted statutory rate of 21% primarily due to the impact of certain discrete items and state income taxes. For 2022, the effective tax rate differs from the enacted statutory rate of 21% primarily due to the allocations of profits and losses to ultimate members prior to the Business Combination and the impact of state income taxes.
The following reconciles the income tax expense included in the consolidated statements of operations with the income tax expense that would result from the application of the statutory federal tax rate:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Income (loss) before income taxes	$105,582	$275,194	$108,459

Income tax expense (benefit) at federal statutory rate	22,172	57,791	22,776
Net (income) loss prior to Business Combination - non taxable	—	(46,051)	(22,776)
Impact of prior tax returns	142	—	—
State income taxes, net of federal benefit	2,169	1,110	—
Income tax expense	$24,483	$12,850	$—
Effective tax rate	23.2%	4.7%	0.0%

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
Significant components of deferred tax assets and liabilities are included in the table below:

	Year Ended December 31,
(in thousands)	2023	2022
Deferred tax assets
Net operating loss carryforwards	$13,677	$11,500
Disallowed interest expense carryforward	1,335	56
Asset retirement obligation	2,169	1,128
Other deductible temporary differences	495	32
Total deferred tax assets	17,676	12,716
Less: valuation allowance	—	—
Net deferred tax assets	$17,676	$12,716

Deferred tax liabilities
Property, plant and equipment	$(88,870)	$(60,269)
Unrealized derivatives	(2,795)	(2,196)
Total deferred tax liabilities	(91,665)	(62,465)
Net deferred tax liability	$(73,989)	$(49,749)
As of December 31, 2023, the Company had accumulated federal net operating loss carryforward of $61.1 million, none of which are expected to expire, and state net operating loss carryforwards of approximately $61.1 million in states that allow net operating loss carryforward, some of which begin to expire in 2042. Utilization of these net operating losses may be limited if there were to be an ownership change as defined by Section 382 of the U.S. Internal Revenue Code. As of December 31, 2023, the Company does not believe any of its net operating losses were limited under these rules.
The Company is subject to the various taxing jurisdictions in the United States, including federal and certain state jurisdictions. As of December 31, 2023, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes for tax years 2020 through 2023 and state income taxes for tax years 2019 through 2023.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of December 31, 2023 and 2022, the Company had no unrecognized tax benefits and did not recognize any interest or penalties during those respective periods related to unrecognized tax benefits.
On August 16, 2022, the Inflation Reduction Act (the "IRA") was enacted into law and includes significant changes related to tax, climate change, energy and health care. The provisions within the IRA, among other things, include (i) a new 15% corporate alternative minimum tax on certain large corporations, (ii) a new nondeductible 1% excise tax on the value of certain stock that a company repurchases, and (iii) various tax incentives for energy and climate initiatives. Each of these provisions are effective for tax years beginning after December 31, 2022. The Department of the Treasury is expected to continue to publish regulations relevant to many aspects of the IRA. In addition to no 2023 impact on income tax expense, the Company currently does not believe that there will be a material impact on its cash taxes or income tax expense for the 2024 tax year or future periods but will continue to monitor.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
8.    Debt
The carrying value of the Company’s total debt was $110.0 million at December 31, 2023. The Company had no debt outstanding at December 31, 2022.
Granite Ridge Credit Agreement
On October 24, 2022, Granite Ridge entered into a senior secured revolving credit agreement (as amended, the “Credit Agreement”) among Granite Ridge, as borrower, Texas Capital Bank, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement has a maturity date of five years from the effective date thereof.
The Credit Agreement initially provided for aggregate elected commitments of $150.0 million, an initial borrowing base of $325.0 million and an aggregate maximum revolving credit amount of $1.0 billion. The borrowing base is scheduled to be redetermined semiannually on or about April 1 and October 1 of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. On November 7, 2023, Granite Ridge entered into a First Amendment to the Credit Agreement (the "First Amendment") which, among other things, decreased the borrowing base from $325.0 million to $275.0 million and increased the aggregate elected commitments from $150.0 million to $240.0 million. This borrowing base decrease was a result of the disposition of certain assets in the Permian Basin to Vital Energy.
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
At December 31, 2023, the Company had outstanding borrowings of $110.0 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $129.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company's and its restricted subsidiaries' assets.
Borrowings under the Credit Agreement may be base rate loans or secured overnight financing rate (“SOFR”) loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. Prior to the First Amendment, SOFR loans accrued interest at SOFR plus an applicable margin ranging from 250 to 350 basis points, depending on the percentage of the borrowing base utilized, plus an additional 10, 15 or 20 basis point credit spread adjustment for a one, three or six month interest period, respectively. Base rate loans accrued interest at a rate per annum equal to the greatest of: (i) the U.S. prime rate as published by the Wall Street Journal; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points, plus, in the case of this clause (iii) an additional 10 basis point credit spread adjustment, plus, in the case of any base rate loan, an applicable margin ranging from 150 to 250 basis points, depending on the percentage of the borrowing base utilized.
As a result of the First Amendment, SOFR loans now bear interest at SOFR plus an applicable margin ranging from 300 to 400 basis points, depending on the percentage of the borrowing base utilized, plus an additional 10, 15 or 20 basis point credit spread adjustment for a one, three or six month interest period, respectively. Base rate loans now bear interest at a rate per annum equal to the greatest of: (i) the U.S. prime rate as published by the Wall Street Journal; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points, plus, in the case of this clause (iii) an additional 10 basis point credit spread adjustment, plus, in the case of any base rate loan, an applicable margin ranging from 200 to 300 basis points, depending on the percentage of the borrowing base utilized. The weighted average interest rate as of December 31, 2023 was 8.71%.
The Company also pays a commitment fee on unused elected commitment amounts under its facility of 50 basis points. The Company may repay any amounts borrowed under the Credit Agreement prior to the maturity date without any premium or penalty.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
The Credit Agreement contains certain financial covenants, including the maintenance of the following financial ratios:
(i)a leverage ratio, which is the ratio of Consolidated Total Debt to EBITDAX (each as defined in the Credit Agreement), of not greater than 3.00 to 1.00 as of the last day of any fiscal quarter, and
(ii)a Current Ratio (as defined in the Credit Agreement), of not less than 1.00 to 1.00 as of the last day of each fiscal quarter.
At December 31, 2023, the Company was in compliance with all financial covenants required by the Credit Agreement.
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
The warrants exchanged in the Offer were marked to fair value on the date of settlement, which was recorded in Gain (loss) on derivatives - common stock warrants on the consolidated statements of operations. Upon exchange, the liability of $17.0 million and $0.7 million related to the exchanged common stock warrants in June 2023 and July 2023, respectively, was removed from the consolidated balance sheet and the issuance of shares of the Company’s common stock was reflected in stockholders’ equity.
The Company incurred $2.5 million of costs directly related to the Warrant Exchange, consisting primarily of professional, legal, printing, filing, regulatory, and other costs. The costs were recorded in General and administrative expenses on the consolidated statements of operations for year ended December 31, 2023.
Common stock dividends - The Company paid dividends of $58.6 million, or $0.44 per share, and $10.7 million, or $0.08 per share during the years ended December 31, 2023 and 2022, respectively. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
Share repurchase program - In December 2022, the Company announced that its Board of Directors approved a share repurchase program for up to $50.0 million. The stock repurchase program terminated on December 31, 2023.
During the years ended December 31, 2023 and 2022, the Company repurchased 5,651,707 and 25,920 shares under the program at an aggregate cost of $36.1 million and $0.2 million, respectively. As of December 31, 2023, the Company had repurchased a total of 5,677,627 shares since the inception of the program at an aggregate cost of $36.3 million.
Previous Capitalization
Prior to the Business Combination, the partners’ capital attributable to the Funds was divided into two classifications: (1) General Partner and (2) Limited Partners. On the date of the Business Combination, the General Partner and Limited

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
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
10.    Related party transactions
On the Closing Date of the Business Combination, Grey Rock Administration, LLC (the “Manager”) entered into a Management Services Agreement with Granite Ridge (the “MSA”). Under the MSA, the Manager will provide general management, administrative and operating services covering the oil and gas assets and other properties of the Company and other day-to-day business and affairs of the Company. In accordance with the MSA, the Company shall pay the Manager an annual services fee of $10.0 million and shall reimburse the Manager for certain Granite Ridge group costs related to the operation of the Company’s assets (including for third party costs allocated or attributable to the Assets). The initial term of the MSA expires on April 30, 2028; however, the MSA will automatically renew for additional consecutive one-year renewal terms until terminated in accordance with its terms. Upon any termination of the MSA, the Manager shall provide transition services for a period of up to 90 days. For the years ended December 31, 2023 and 2022, service fees for the Company under the MSA were approximately $10.0 million and $1.9 million, respectively.
Prior to the Transaction, the Funds paid management fees to an investment advisor under common control with the Funds as compensation for providing managerial services to the Company.
For the periods ended December 31, 2022 and December 31, 2021, total management fees for the Company were $7.9 million and $6.2 million, respectively, and are included in general and administrative expenses within the accompanying consolidated statements of operations.
11.    Commitments and contingencies
The Company is subject to various possible contingencies that arise primarily from interpretation of federal and state laws and regulations affecting the oil and gas industry. Such contingencies include differing interpretations as to the prices at which oil and natural gas sales may be made, the prices at which royalty owners may be paid for production from their leases, environmental issues and other matters. Although management believes that it has complied with the various laws and regulations, administrative rulings and interpretations thereof, adjustments could be required as new interpretations and regulations are issued. In addition, environmental matters are subject to regulation by various federal and state agencies.
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators.
The following table sets forth the percentage of revenues attributable to third-party operating partners who have accounted for 10% or more of revenues attributable to the Company’s assets during the years ended December 31, 2023, 2022 and 2021.

Major Operators	2023	2022	2021
Operator A	11%	12%	12%
Operator B	*	*	15%
Operator C	12%	10%	*
Operator D	*	10%	*
__________________________________________
*Less than 10%
No other operator accounted for 10% or more of revenue attributable to the Company’s assets on a combined basis in the years ended December 31, 2023, 2022, or 2021. The loss of any such operator could adversely affect revenues attributable to the Company’s assets in the short term.
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
13.    Stock Incentive Plan
In connection with the closing of the Transactions, the Company’s Board of Directors adopted the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan (the “Plan”), which provides the Company the ability to grant, among other award types, stock options, restricted stock awards, and PSUs to directors, officers, employees and consultants or advisors employed by or providing service to the Company. The maximum number of shares of common stock that may be issued under the Plan is 6.5 million shares. The Company recognizes forfeitures on stock-based compensation awards as they occur.
During the first quarter of 2023, the Company granted restricted stock awards, fully vested stock awards, stock options, and PSUs. As of December 31, 2023, the Company had 5.7 million shares of common stock remaining available for future awards under the Plan. Shares issued as a result of awards granted under the Plan are generally new common shares.
The stock-based compensation expense and associated tax benefit were as follows:

Year Ended
(in thousands)	December 31, 2023
Stock-based compensation expense
Restricted Stock Awards	$1,081
Performance Stock Units	47
Stock Options	234
Other Awards	800
Total stock-based compensation expense	$2,162
Tax benefit recognized on compensation expense	$311
Restricted Stock Awards - The Company has granted restricted stock awards to certain of its employees and consultants under the Plan. Restricted stock awards are valued at the closing price of the Company's common stock on the date of grant. All restricted shares are legally issued and outstanding. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. The holders of unvested restricted stock awards have voting rights and the right to receive dividends. The restricted stock awards generally vest ratably over a period of three years. The Company recognizes compensation expense utilizing graded vesting whereby compensation expense is recognized over the service period for each separately vesting tranche. A summary of the Company's restricted stock award activity for the year ended December 31, 2023 is presented below.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2022	—	$—
Awards granted	308,938	$5.72
Awards canceled/forfeited	(12,948)	$5.01
Outstanding at December 31, 2023	295,990	$5.75
PSUs - The Company has granted PSUs to certain of its officers under the Plan. The PSUs cliff vest at the end of a three-year performance period, generally subject to continued employment through the performance period. The total number of shares eligible to be earned may range from zero to 200% of the target number of PSUs granted, determined based upon achievement of certain “financial performance” and “market performance” criteria for the Company and individual performance criteria for the officers awarded PSUs. Financial performance is based on the Company’s financial performance at the end of the applicable performance period, while market performance is based on the relative standing of total shareholder return achieved by the Company compared to a predetermined group of peer companies at the end of the applicable performance period. Individual performance criteria is based on the officers’ performance relative to individual performance goals at the end of the performance period. The Company utilizes the Monte Carlo simulation method to

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
determine the fair value of the PSUs. A summary of the Company's PSU activity for the year ended December 31, 2023 is presented below.

	Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2022	—	$—
Awards granted	26,574	$6.01
Outstanding at December 31, 2023	26,574	$6.01
Stock Options - The Company has granted stock options to certain of its officers under the Plan. The Company’s outstanding stock options expire in 10 years following the date of grant. Pursuant to the stock options granted under the Plan, 33% of the options vested immediately with an additional 33% to vest on each of the next two anniversaries of the date of the grant, generally subject to continued employment through each such vesting date. Of the stock options granted during 2023, 72,108 of such stock options have an exercise price per share of $5.02, and 320,000 of the stock options have an exercise price per share of $9.22. A summary of the Company's stock option activity for the year ended December 31, 2023 is presented below.

	Stock Options	Weighted Average Exercise Price Per Share	Aggregate intrinsic value
			(in thousands)
Outstanding at December 31, 2022	—	$—
Options granted	392,108	$8.45
Options canceled/forfeited	—	$—
Options exercised	—	$—
Outstanding at December 31, 2023	392,108	$8.45	$72
Options exercisable at December 31, 2023	130,702	$8.45	$24
The fair value of each stock option award was estimated on the date of grant. For stock options granted at-the-money (those with an exercise price of $5.02), grant date fair value was estimated using the Black-Scholes pricing model. As these options represent plain vanilla options and the Company did not have historical exercise detail, the expected term for these options was estimated using the simplified method allowed under Staff Accounting Bulletin Topic 14.D.2, which is the average of the weighted average vesting term and time to expiration as of the grant date. For stock options granted with an exercise price of $9.22, grant date fair value was estimated using a lattice-based option valuation model that incorporated a range of assumptions. Expected volatilities were based on historical volatilities of the Company's stock and other factors. The expected term was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The weighted average fair value of stock options on the date of the grant during the year ended December 31, 2023 was $0.82 per share. The weighted average remaining terms on the outstanding options and the exercisable options was 9.3 years. The Company used the following assumptions to estimate the fair value of stock options granted during the year ended December 31, 2023:

Year Ended
December 31, 2023
Risk-free interest rate	3.5% - 3.7%
Volatility	56.0% - 59.0%
Expected term	5.5 years - 7.8 years
Dividend yield	8.8%

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
Stock Awards - During the first quarter of 2023, the Company issued 94,007 fully vested stock awards as other awards to certain of its employees and consultants under the Plan. Weighted average grant date fair value of other awards was $8.51.
Future stock-based compensation expense - The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at December 31, 2023:

(in thousands)	Restricted Stock Awards	Performance Stock Units	Stock Options
2024	$419	$62	$78
2025	174	62	12
2026	29	—	—
Total	$622	$124	$90
14.    Earnings Per Share
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
The following table presents the basic and diluted earnings per share computations for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net income	$81,099	$262,344	$108,459
Participating basic earnings (a)	(152)	—	—
Basic earnings attributable to common stockholders	80,947	262,344	108,459
Reallocation of participating earnings	—	—	—
Diluted earnings attributable to common stockholders	$80,947	$262,344	$108,459

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	133,093	132,923	132,923
Dilutive performance stock units	10	—	—
Dilutive stock options	6	—	—
Vesting Shares	0	151	0
Weighted average common shares outstanding – diluted	133,109	133,074	132,923

Net income (loss) per common share:
Basic	$0.61	$1.97	$0.82
Diluted	$0.61	$1.97	$0.82
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
Prior to the Warrant Exchange, the warrants were out-of-the-money and were not included in the computation of the diluted earnings per share. As a result of the Warrant Exchange, no warrants remained outstanding at December 31, 2023. Diluted weighted average common shares outstanding for the year ended December 31, 2022 included certain Vesting Shares, as defined in Note 9. Diluted net earnings per share for the year ended December 31, 2022 excluded 10,349,975 common stock warrants outstanding. There were no dilutive securities outstanding for the year ended December 31, 2021.
The following table is a summary of the PSUs and stock options, which were not included in the computation of diluted earnings per share, as inclusion of these items would be antidilutive.

	Year Ended December 31,
	2023	2022	2021
Number of antidilutive common shares:
Antidilutive performance stock units	23,428	—	—
Antidilutive stock options	303,805	—	—
Total antidilutive common shares	327,233	—	—
15.    Accrued expenses
The following table provides the components of the Company’s accrued expenses at December 31, 2023 and December 31, 2022:

	December 31,
(in thousands)	2023	2022
Accrued expenses:
Accrued drilling costs	$32,739	$21,728
Accounts and JIB payable	20,037	32,216
Accrued production costs	5,729	6,710
Other	2,370	1,526
Total accrued expenses	60,875	62,180
16.    Subsequent Events
On February 15, 2024, the Company's Board of Directors declared a cash dividend of $0.11 per share for the first quarter of 2024. The dividend will be paid on March 15, 2024 to stockholders of record as of March 1, 2024.
In February 2024, the Company entered into oil collars for the first half of 2025 for 166,852 Bbls with a floor price of $59.00 per Bbl and a ceiling price of $77.30 per Bbl. In addition, the Company entered into natural gas swaps for 1,162,050 Mcf for the second quarter of 2025 at a swap price of $3.02 per Mcf. The following table sets forth the Company’s outstanding commodity derivative contracts as of March 7, 2024.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements

	2024					2025
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total	Total
Collar (oil)
Volume (Bbl)	461,524	401,874	361,552	311,496	1,536,446	439,852
Weighted-average floor price ($/Bbl)	$64.22	$64.27	$64.32	$64.13	$64.24	$61.48
Weighted-average ceiling price ($/Bbl)	$84.99	$85.11	$85.24	$84.97	$85.07	$80.65
Swaps (oil)
Volume (Bbl)	62,000	48,000	39,000	32,000	181,000	—
Weighted-average price ($/Bbl)	$80.00	$80.00	$80.00	$80.00	$80.00	$—
Collar (natural gas)
Volume (Mcf)	3,856,000	—	—	1,615,000	5,471,000	2,156,000
Weighted-average floor price ($/Mcf)	$2.93	$—	$—	$3.57	$3.12	$3.57
Weighted-average ceiling price ($/Mcf)	$4.39	$—	$—	$5.37	$4.68	$5.37
Swaps (natural gas)
Volume (Mcf)	—	3,236,000	2,823,000	844,000	6,903,000	1,612,050
Weighted-average price ($/Mcf)	$—	$3.22	$3.22	$3.22	$3.22	$3.20

GRANITE RIDGE RESOURCES, INC.
Unaudited Supplementary Information
Capitalized Costs

	December 31,
(in thousands)	2023	2022
Oil and natural gas properties:
Proved	$1,198,845	$996,573
Unproved	37,838	32,089
Less: accumulated depletion	(467,141)	(383,673)
Net capitalized costs for oil and natural gas properties	$769,542	$644,989
Costs Incurred for Oil and Natural Gas Producing Activities

	December 31,
(in thousands)	2023	2022	2021
Property acquisition costs:
Proved	$36,824	$26,219	$42,569
Unproved	42,225	22,973	40,598
Development costs	283,915	256,664	103,918
Total costs incurred for oil and natural gas properties	$362,964	$305,856	$187,085
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

	December 31,
	2023	2022	2021
Prices utilized in the reserve estimates before adjustments:
Oil per Bbl	$78.21	$94.14	$66.55
Natural gas per Mcf	2.64	6.36	3.60
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

GRANITE RIDGE RESOURCES, INC.
Unaudited Supplementary Information
reserve estimate is a function of the quality of the available data and of engineering and geological interpretation and judgment.

	Oil (MBbl)	Natural Gas (MMcf)	MBoe
Proved developed and undeveloped reserves at December 31, 2020	16,462	74,923	28,948
Revisions of previous estimates	651	18,964	3,814
Extensions and discoveries	2,543	9,420	4,113
Divestiture of reserves	(1,098)	(2,353)	(1,491)
Acquisition of reserves	7,673	39,254	14,216
Production	(3,413)	(14,861)	(5,890)
Proved developed and undeveloped reserves at December 31, 2021	22,818	125,347	43,710
Revisions of previous estimates	(456)	6,225	581
Extensions and discoveries	3,690	27,126	8,211
Divestiture of reserves	—	—	—
Acquisition of reserves	3,098	12,892	5,247
Production	(3,656)	(21,351)	(7,215)
Proved developed and undeveloped reserves at December 31, 2022	25,494	150,239	50,534
Revisions of previous estimates	(3,928)	(16,401)	(6,662)
Extensions and discoveries	7,150	35,798	13,116
Divestiture of reserves	(1,338)	(5,253)	(2,213)
Acquisition of reserves	4,101	20,811	7,570
Production	(4,162)	(28,266)	(8,873)
Proved developed and undeveloped reserves at December 31, 2023	27,317	156,928	53,472

	Oil (MBbl)	Natural Gas (MMcf)	MBoe
Proved developed reserves:
December 31, 2020	10,053	36,585	16,150
December 31, 2021	11,658	54,257	20,702
December 31, 2022	15,714	91,034	30,886
December 31, 2023	14,972	96,833	31,111
Proved undeveloped reserves:
December 31, 2020	6,409	38,338	12,798
December 31, 2021	11,160	71,090	23,008
December 31, 2022	9,780	59,205	19,648
December 31, 2023	12,345	60,095	22,361
Notable changes in proved reserves for the year ended December 31, 2023 included the following:
•Revisions of previous estimates. In 2023, revisions of previous estimates decreased proved developed and undeveloped reserves by approximately 6,662 MBoe. The decrease was primarily driven by lower oil and natural gas prices. The Company’s proved reserves at December 31, 2023 were determined using the SEC prices of $78.21 per Bbl of oil and $2.64 per MMBtu of natural gas, as compared to corresponding prices of $94.14 per Bbl of oil and $6.36 per MMBtu of natural gas at December 31, 2022. In addition to price revisions, there were

GRANITE RIDGE RESOURCES, INC.
Unaudited Supplementary Information
negative revisions of 1,477 MBoe related to the removal of undeveloped drilling locations as they were no longer expected to be developed within five years of their initial recognition.
•Extensions and discoveries. In 2023, total extensions and discoveries of 13,116 MBoe were primarily attributable to successful drilling in the Permian Basin, which added 10,643 MBoe, and the Eagle Ford Basin, which added 1,835 MBoe. Proved developed reserves increased approximately 1,972 MBoe due to the Company’s drilling activity in 2023, and 11,144 MBoe as a result of new proved undeveloped locations added.
•Divestiture of reserves. In 2023, the Company divested 2,213 MBoe of proved reserves in the Permian Basin (seee Note 5).
•Acquisitions of reserves. In 2023, total acquisitions of reserves of 7,570 MBoe were primarily attributable to the acquisitions of oil and natural gas properties in the Permian Basin and DJ Basin. The Permian Basin accounted for 5,342 MBoe of acquisitions and the DJ Basin accounted for 1,197 MBoe. See Note 5 for additional discussion regarding acquisitions.
Notable changes in proved reserves for the year ended December 31, 2022 included the following:
•Revisions of previous estimates. In 2022, revisions of previous estimates increased proved developed and undeveloped reserves by approximately 581 MBoe. The increase was primarily driven by higher oil and natural gas prices. The Company’s proved reserves at December 31, 2022 were determined using the SEC prices of $94.14 per Bbl of oil and $6.36 per MMBtu of natural gas, as compared to corresponding prices of $66.55 per Bbl of oil and $3.60 per MMBtu of natural gas at December 31, 2021. This increase was partially offset by negative revisions of 1,270 MBoe related to the removal of undeveloped drilling locations as they were no longer expected to be developed within five years of their initial recognition.
•Extensions and discoveries. In 2022, total extensions and discoveries of 8,211 MBoe were primarily attributable to successful drilling in the Permian and Eagle Ford Basins. Proved developed reserves increased approximately 699 MBoe due to the Company’s drilling activity in 2022, and 7,512 MBoe as a result of new proved undeveloped locations added.
•Acquisitions of reserves. In 2022, total acquisitions of reserves of 5,247 MBoe were primarily attributable to the acquisitions of oil and natural gas properties in the Permian Basin (see Note 5).
Notable changes in proved reserves for the year ended December 31, 2021 included the following:
•Revisions of previous estimates. In 2021, revisions of previous estimates increased proved developed and undeveloped reserves by a net amount of 3,814 MBoe. The upward revision in reserves was due to a combination of higher crude oil prices and favorable adjustments attributable to well performance, increasing reserves by 2,636 MBoe and 1,178 MBoe, respectively.
•Extensions and discoveries. In 2021, total extensions and discoveries of 4,113 MBoe were primarily attributable to successful drilling in the Bakken, Eagle Ford and Permian Basins as well as the addition of proved undeveloped locations. Included in these extensions and discoveries were 354 MBoe as a result of successful drilling in the Bakken, Eagle Ford and Permian Basins and 3,759 MBoe as a result of additional proved undeveloped locations.
•Divestiture of reserves. In 2021, divestiture of reserves of 1,491 MBoe were primarily attributable to the sale of oil and natural gas properties in the Permian Basin (see Note 5).
•Acquisition of reserves. In 2021, acquisition of reserves of 14,216 MBoe were primarily attributable to acquisitions of oil and natural gas properties in the Permian, Bakken and DJ Basins (see Note 5).
Proved reserves are estimated quantities of crude oil and natural gas, which geological and engineering data indicates with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserved that can be expected to be recovered through existing wells with

GRANITE RIDGE RESOURCES, INC.
Unaudited Supplementary Information
existing equipment and operating methods. Proved undeveloped reserves are included for reserves for which there is a high degree of confidence in their recoverability and they are scheduled to be drilled within the next five years.
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
The following table sets forth the standardized measure of discounted future net cash flows attributable to the Company’s proved oil and natural gas reserves at 2023, 2022 and 2021:

	December 31,
(in thousands)	2023	2022	2021
Future cash inflows	$2,589,302	$3,572,271	$2,007,425
Future production costs	(791,705)	(755,059)	(566,113)
Future development costs	(366,751)	(249,659)	(223,037)
Future income tax expense	(226,732)	(484,348)	(6,223)
Future net cash flows	1,204,114	2,083,205	1,212,052
10% discount for estimated timing of cash flows	(482,206)	(817,278)	(437,701)
Standardized measure of discounted future net cash flows	$721,908	$1,265,927	$774,351

GRANITE RIDGE RESOURCES, INC.
Unaudited Supplementary Information
A summary of the changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves are as follow:

	December 31,
(in thousands)	2023	2022	2021
Balance, beginning of period	$1,265,927	$774,351	$195,583
Sales of oil and natural gas produced, net of production costs	(305,843)	(422,120)	(245,794)
Extensions and discoveries	157,605	239,173	58,023
Previously estimated development cost incurred during the period	98,461	93,895	22,042
Net change of prices and production costs	(691,751)	671,556	332,625
Change in future development costs	6,284	(6,186)	(3,833)
Revisions of quantity and timing estimates	(204,963)	44,022	50,158
Accretion of discount	155,912	77,823	19,714
Change in income taxes	158,677	(289,317)	(2,315)
Acquisition of reserves	135,526	154,300	332,947
Divestiture of reserves	(77,402)	—	(13,589)
Other	23,475	(71,570)	28,790
Balance, end of period	$721,908	$1,265,927	$774,351