Form 10-Q
period 2024-03-31
Granite Ridge Resources, Inc.
filed 2024-05-09
CIK 1928446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 6, 2024, there were 130,743,952 shares of our common stock, par value $0.0001, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law afford.
From time to time, our management or persons acting on our behalf may make "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to inform existing and potential security holders about our company. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q (this "Report"), including, without limitation, statements regarding our financial position, operating and financial performance, business strategy, plans and objectives of management for future operations, industry conditions, indebtedness covenant compliance, capital expenditures, production, cash flow, borrowing base under our Credit Agreement (as defined below), and impairment are forward-looking statements. When used in this report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “continue,” “anticipate,” “target,” “could,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about actual or potential future production, sales, market size, collaborations, cash flows, and trends or operating results also constitute such forward-looking statements.
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
•our ability to establish and maintain effective internal control over financial reporting; and
•other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K") under “Risk Factors,” as updated by any subsequent Quarterly Reports on Form 10-Q, including this Report, which we file with the United States Securities and Exchange Commission (“SEC”).
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
You should carefully consider the statements in “Item 1A. Risk Factors” of our 2023 Form 10-K and other sections of this Report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Our company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements, other than as may be required by applicable law or regulation.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(in thousands, except par value and share data)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$20,782	$10,430
Revenue receivable	64,831	72,934
Advances to operators	15,207	4,928
Prepaid and other expenses	2,737	1,716
Derivative assets - commodity derivatives	7,094	11,117
Equity investments	58,207	50,427
Total current assets	168,858	151,552
Property and equipment:
Oil and gas properties, successful efforts method	1,301,346	1,236,683
Accumulated depletion	(508,307)	(467,141)
Total property and equipment, net	793,039	769,542
Long-term assets:
Derivative assets - commodity derivatives	—	1,189
Other long-term assets	4,785	4,821
Total long-term assets	4,785	6,010
Total assets	$966,682	$927,104
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$62,028	$60,875
Other liabilities	4,081	1,204
Total current liabilities	66,109	62,079
Long-term liabilities:
Long-term debt	137,500	110,000
Derivative liabilities - commodity derivatives	657	—
Asset retirement obligations	9,589	9,391
Deferred tax liability	78,809	73,989
Total long-term liabilities	226,555	193,380
Total liabilities	292,664	255,459
Stockholders' Equity:
Common stock, $0.0001 par value, 431,000,000 shares authorized, 136,424,207 and 136,040,777 issued at March 31, 2024 and December 31, 2023, respectively	14	14
Additional paid-in capital	653,686	653,174
Retained earnings	56,660	54,782
Treasury stock, at cost, 5,680,255 and 5,677,627 shares at March 31, 2024 and December 31, 2023, respectively	(36,342)	(36,325)
Total stockholders' equity	674,018	671,645
Total liabilities and stockholders' equity	$966,682	$927,104
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Revenues:
Oil and natural gas sales	$88,996	$91,310
Operating costs and expenses:
Lease operating expenses	15,479	13,772
Production and ad valorem taxes	5,749	5,717
Depletion and accretion expense	40,941	33,852
Impairments of unproved properties	732	—
General and administrative (including non-cash stock-based compensation of $512 and $1,059 for the three months ended March 31, 2024 and 2023, respectively)	6,492	8,579
Total operating costs and expenses	69,393	61,920
Net operating income	19,603	29,390
Other income (expense):
Gain (loss) on derivatives - commodity derivatives	(3,161)	13,323
Interest expense	(3,159)	(339)
Gain on derivatives - common stock warrants	—	5,278
Gain on equity investments	7,779	—
Other	2	—
Total other income	1,461	18,262
Income before income taxes	21,064	47,652
Income tax expense	4,837	10,786
Net income	$16,227	$36,866

Net income per share:
Basic	$0.12	$0.28
Diluted	$0.12	$0.28
Weighted-average number of shares outstanding:
Basic	130,136	133,002
Diluted	130,160	133,002
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

Three Months Ended March 31, 2024
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of January 1, 2024	136,041	$14	$653,174	$54,782	(5,678)	$(36,325)	$671,645
Grants of restricted stock	383	—	—	—	—	—	—
Stock-based compensation	—	—	512	—	—	—	512
Purchase of treasury stock	—	—	—	—	(2)	(17)	(17)
Common stock dividend declared ($0.11 per share)	—	—	—	(14,349)	—	—	(14,349)
Net income	—	—	—	16,227	—	—	16,227
As of March 31, 2024	136,424	$14	$653,686	$56,660	(5,680)	$(36,342)	$674,018

Three Months Ended March 31, 2023
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of December 31, 2022	133,295	$13	$590,232	$32,388	(26)	$(229)	$622,404
Adoption of ASU No. 2016-13 (Note 2)	—	—	—	(118)	—	—	(118)
As of January 1, 2023	133,295	13	590,232	32,270	(26)	(229)	622,286
Grants of restricted stock	403	—	—	—	—	—	—
Cancellation of vesting shares	(221)	—	—	—	—	—	—
Vesting shares	—	—	1,287	—	—	—	1,287
Stock-based compensation	—	—	1,059	—	—	—	1,059
Purchase of treasury stock	—	—	—	—	(285)	(1,801)	(1,801)
Common stock dividend declared ($0.11 per share)	—	—	—	(14,640)	—	—	(14,640)
Net income	—	—	—	36,866	—	—	36,866
As of March 31, 2023	133,477	$13	$592,578	$54,496	(311)	$(2,030)	$645,057
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating activities:
Net income	$16,227	$36,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and accretion expense	40,941	33,852
Impairments of unproved properties	732	—
(Gain) loss on derivatives - commodity derivatives	3,161	(13,323)
Net cash receipts from commodity derivatives	2,708	6,386
Stock-based compensation	512	1,059
Amortization of deferred financing costs	295	163
Gain on derivatives - common stock warrants	—	(5,278)
Gain on equity investments	(7,779)	—
Deferred income taxes	4,820	9,964
Other	(17)	(137)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Revenue receivable	8,103	6,433
Accrued expenses	(3,213)	4,609
Other receivable	530	(260)
Prepaid and other expenses	(1,551)	325
Other payable	3,187	815
Net cash provided by operating activities	68,656	81,474
Investing activities:
Capital expenditures for oil and natural gas properties	(69,660)	(105,556)
Acquisition of oil and natural gas properties	(2,627)	(24,370)
Refund of advances to operators	1,282	—
Net cash used in investing activities	(71,005)	(129,926)
Financing activities:
Proceeds from borrowing on credit facilities	27,500	25,000
Deferred financing costs	(32)	—
Payment of expenses related to formation of Granite Ridge Resources, Inc.	—	(43)
Purchase of treasury shares	(418)	(1,768)
Payment of dividends	(14,349)	(14,640)
Net cash provided by financing activities	12,701	8,549

Net change in cash and restricted cash	10,352	(39,903)
Cash and restricted cash at beginning of period	10,730	51,133
Cash and restricted cash at end of period	$21,082	$11,230

Supplemental disclosure of non-cash investing activities:
Oil and natural gas property development costs in accrued expenses	$9,168	$3,412
Advances to operators applied to development of oil and natural gas properties	$23,294	$26,299
Cash and restricted cash:
Cash	$20,782	$10,930
Restricted cash included in other long-term assets	300	300
Cash and restricted cash	$21,082	$11,230
The accompanying notes are an integral part to these condensed consolidated financial statements.FT

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements

1.    Organization and Nature of Operations
Granite Ridge Resources, Inc. (together with its consolidated subsidiaries, “Granite Ridge” or the “Company”) is a Delaware corporation, initially formed in May 2022, whose common stock is listed and traded on the New York Stock Exchange (“NYSE”). The Company was created for the purpose of the Business Combination (as defined below), and following the Business Combination, for the purpose of purchasing non-operated oil and natural gas assets in multiple basins in North America and realizing profits through participation in oil and natural gas wells.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
Warrant Exchange
On October 24, 2022, in connection with the Business Combination, the Company issued 10,349,975 common stock warrants. On June 22, 2023, the Company completed an offer to holders of its outstanding warrants which provided such holders the opportunity to receive 0.25 shares of the Company's common stock in exchange for each warrant tendered by such holders (the "Offer"). This Offer coincided with a solicitation of consents from holders of the warrants to amend the warrant agreement governing such warrants to permit the Company to require that each warrant that remained outstanding upon the closing of the Offer be exchanged for 0.225 shares of the Company's common stock (together with the Offer, the "Warrant Exchange"). On June 22, 2023, the Company issued 2,471,738 shares of common stock in exchange for 9,887,035 warrants tendered in the Offer, with a minimal cash settlement in lieu of partial shares. In July 2023, each remaining outstanding warrant was converted into 0.225 shares of the Company's common stock, and subsequently, no warrants remained outstanding. See Note 9 for further discussion of the Warrant Exchange.
2.    Summary of Significant Accounting Policies
A complete discussion of the Company’s significant accounting policies is included in the 2023 Form 10-K.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and all other wholly owned subsidiaries created in connection with the Business Combination. References to the “Company” prior to October 24, 2022 refer to the combined business of the Funds and references after October 24, 2022 refer to the consolidated business of Granite Ridge Resources, Inc. All intercompany balances and transactions have been eliminated in consolidation.
Basis of Presentation
The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company operates in one operating segment, which is oil and natural gas development, exploration and production. All of our operations are conducted in the geographic area of the United States. The Company's chief operating decision maker manages operations on a consolidated basis for purposes of evaluating operations and allocating resources.
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
The Company’s estimates of oil and natural gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future oil and

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
natural gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later to be determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity of the reserves, which could affect the carrying value of the Company’s oil and natural gas properties and/or the rate of depletion related to the oil and natural gas properties.
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
Interim financial statements
The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the condensed consolidated balance sheet at December 31, 2023 is derived from audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company’s condensed consolidated financial statements. All such adjustments are of a normal, recurring nature. In preparing the accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.
Certain disclosures have been condensed in or omitted from these condensed consolidated financial statements. Accordingly, these notes to the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2023 Form 10-K.
Revenue Receivable
Revenue receivable is comprised of accrued oil and natural gas sales. The operators remit payment for production directly to the Company. In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding revenue receivable balance at the date of non-performance. The Company monitors this exposure primarily by reviewing credit ratings, financial statements and payment history. Revenue receivables are generally unsecured and typically received from the operator one to three months after production. The Company had an allowance for expected credit losses of $0.2 million at March 31, 2024 and $0.2 million at December 31, 2023, which was based on a historical loss rate.
The Company considers forecasts of future economic conditions in the estimate of its expected credit losses, in particular whether there is an increase in the probability that the Company’s counterparties are unable to pay their obligations when due, and adjusts its allowance for expected credit losses, when necessary.
Advance to Operators
The Company participates in the drilling of oil and natural gas wells with other working interest partners. Due to the capital-intensive nature of oil and natural gas drilling activities, our partner operators may request advance payments from working interest partners for their share of the costs. The Company expects such advances to be applied by these operators against joint interest billings for its share of drilling operations within 90 days from when the advance is paid. Changes in advances to operators are presented as an investing outflow within capital expenditures for oil and natural gas properties on the condensed consolidated statements of cash flows.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Oil and Natural Gas Properties
The Company uses the successful efforts method of accounting for oil and gas producing activities, as further defined under Accounting Standards Codification ("ASC") 932, Extractive Activities - Oil and Gas (“ASC 932”). Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory leases that find proved reserves, and to drill and equip development leases and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determinations of whether the wells have proved reserves. If the Company determines that the wells do not have proved reserves, the costs are charged to expense.
Capitalized leasehold costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized drilling and development costs and integrated assets is based on the unit-of-production method using proved developed reserves. The Company recognized depletion expense of $40.8 million and $33.8 million for the three months ended March 31, 2024 and 2023, respectively.
The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable; for instance, when there are declines in commodity prices or well performance. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair market value as determined by discounted future cash flows using a discount rate similar to that used by market participants, or comparable market value if available, is recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and risk-adjusted unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs and cash flows from integrated assets. There was no proved property impairment recorded for the three months ended March 31, 2024 or 2023.
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. The Company recorded unproved property impairment of $0.7 million for the three months ended March 31, 2024 in the Permian Basin as the operator no longer intends to drill certain locations. There was no unproved property impairment recorded for the three months ended March 31, 2023.
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
Derivative Instruments- Common Stock Warrants
Prior to the Warrant Exchange, the Company accounted for warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The warrants were required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants were recognized as a non-operating gain or loss in the condensed consolidated statements of operations. For the period during which the Company’s common stock was publicly traded, the fair value of the warrants was based on quoted prices in an active market.
On June 22, 2023, the Company issued 2,471,738 shares of common stock in exchange for 9,887,035 warrants tendered in the Offer. In July 2023, each remaining outstanding warrant was converted into 0.225 shares of the Company's common stock, and subsequently, no warrants remained outstanding. See Note 9 for further discussion of the Warrant Exchange.
Equity Investments
In December 2023, the Company completed the sale of certain of its Permian Basin assets to Vital Energy, Inc. ("Vital Energy") for consideration of 561,752 shares of Vital Energy's common stock and 541,155 shares of Vital Energy's 2.0% cumulative mandatorily convertible preferred securities.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
The Company follows the guidance in ASC 321, "Investments - Equity Securities" ("ASC 321") for its investment in the common and preferred stock of Vital Energy. ASC 321 requires equity investments with readily determinable fair values to be measured at fair value, with unrealized holding gains and losses recorded as a gain or loss on the condensed consolidated statements of operations. For the preferred stock that does not have a readily determinable fair value, the Company has not elected the measurement alternative in ASC 321 and instead accounts for the preferred stock at fair value with unrealized gains and losses recorded through net income. For the three months ended March 31, 2024, an unrealized gain of $7.8 million on the change in fair value of the common and preferred stock is included in the condensed consolidated statements of operations.
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
The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. The transaction price is variable as it is based on market prices for oil and natural gas, less revenue deductions such as gathering, transportation, and compression costs. Management has determined that the variable revenue constraint is overcome at the date control passes to the customer since the variable consideration to be received can be reasonably estimated based on daily market prices and historical transportation charges. Revenue is presented net of these costs within the condensed consolidated statements of operations. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in revenue receivable in the condensed consolidated balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are insignificant.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
transportation expenses the Company incurs to transport the processed products to downstream customers are recorded in lease operating expenses on the condensed consolidated statements of operations.
The Company’s disaggregated revenue has two primary sources: oil sales and natural gas sales. Substantially all of the Company’s oil and natural gas sales come from five geographic areas in the United States: the Eagle Ford Basin (Texas), the Permian Basin (Texas/New Mexico), the Haynesville Basin (Texas/Louisiana), the Denver-Julesburg “DJ” Basin (Colorado), and the Bakken Basin (Montana/North Dakota). The following tables present the disaggregation of the Company’s oil revenues and natural gas revenues by basin for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in thousands)	2024	2023
Oil	$75,766	$73,475
Natural gas	13,230	17,835
Total	$88,996	$91,310

Permian	$49,946	$51,810
Eagle Ford	13,408	10,962
Bakken	13,446	13,075
Haynesville	5,236	8,947
DJ	6,960	6,516
Total	$88,996	$91,310
Stock-Based Compensation
Stock-based compensation expense is recognized in the Company’s condensed consolidated financial statements on an accelerated basis over the awards’ vesting periods based on their grant date fair values. Restricted stock awards are valued at the closing price of the Company's common stock on the date of grant. The Company utilizes the Monte Carlo simulation method to determine the fair value of certain performance stock units (“PSUs”), the Black-Scholes model for options issued at-the-money, and a binomial lattice model for other stock options. The Company recognizes forfeitures of stock-based compensation awards as they occur.
Recently Issued and Applicable Accounting Pronouncements (Issued and Not Yet Adopted)
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," ("ASU 2023-07") which requires public entities, including public entities with a single reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 was effective for annual periods beginning after December 15, 2023, and is effective for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the effect that ASU 2023-07 will have on its disclosures.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” ("ASU 2022-03") which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires specific disclosures for equity securities subject to contractual sale restrictions such as the fair value of equity securities subject to contractual sale restrictions, the nature and remaining duration of the restrictions and the circumstances that could cause a lapse in the restriction. ASU 2022-03 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early application permitted. The adoption of ASU 2022-03 did not have a significant impact on the Company's condensed consolidated financial statements.
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
The Company has master netting agreements on individual derivative instruments with its counterparties and therefore certain amounts may be presented on a net basis in the condensed consolidated balance sheets.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Volume of Derivative Activities
The following table sets forth the Company’s outstanding commodity derivative contracts as of March 31, 2024.

	2024				2025
	Second Quarter	Third Quarter	Fourth Quarter	Total	Total
Collar (oil)
Volume (Bbl)	401,874	361,552	311,496	1,074,922	439,852
Weighted-average floor price ($/Bbl)	$64.27	$64.32	$64.13	$64.24	$61.48
Weighted-average ceiling price ($/Bbl)	$85.11	$85.24	$84.97	$85.11	$80.65
Swaps (oil)
Volume (Bbl)	48,000	39,000	32,000	119,000	—
Weighted-average price ($/Bbl)	$80.00	$80.00	$80.00	$80.00	$—
Collar (natural gas)
Volume (Mcf)	—	—	1,615,000	1,615,000	2,156,000
Weighted-average floor price ($/Mcf)	$—	$—	$3.57	$3.57	$3.57
Weighted-average ceiling price ($/Mcf)	$—	$—	$5.37	$5.37	$5.37
Swaps (natural gas)
Volume (Mcf)	3,236,000	2,823,000	844,000	6,903,000	1,612,050
Weighted-average price ($/Mcf)	$3.22	$3.22	$3.22	$3.22	$3.20
The following table summarizes the amounts reported in the condensed consolidated statements of operations related to the commodity derivative instruments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Gain (loss) on commodity derivatives
Oil derivatives	$(21,062)	$15,097
Natural gas derivatives	17,901	(1,774)
Total	$(3,161)	$13,323
The following table represents the Company’s net cash receipts (payments on) commodity derivatives for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash receipts from commodity derivatives
Oil derivatives	$96	$1,953
Natural gas derivatives	2,612	4,433
Total	$2,708	$6,386
Common Stock Warrants
On October 24, 2022, in connection with the Business Combination, the Company issued 10,349,975 common stock warrants. Each warrant entitled the holder to purchase one share of Granite Ridge’s common stock at an exercise price of $11.50 per share. The common stock warrants became exercisable 30 days after the completion of the Business Combination and 461 common stock warrants were exercised during the period they were outstanding.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
The Company recorded a gain of $5.3 million during the three months ended March 31, 2023 from the change in fair value of the warrant liability in the condensed consolidated statements of operations. On June 22, 2023, the Company issued 2,471,738 shares of common stock in exchange for 9,887,035 warrants tendered in the Offer, with a minimal cash settlement in lieu of partial shares. In July 2023, each remaining outstanding warrant was converted into 0.225 shares of the Company's common stock, and subsequently, no warrants remained outstanding. The warrants exchanged in the Offer were marked to fair value on the date of settlement, and the liability of $17.0 million and $0.7 million related to the exchanged common stock warrants was removed from the consolidated balance sheet in June 2023 and July 2023, respectively, and the issuance of shares of the Company’s common stock was reflected in stockholders’ equity. See Note 9 for further discussion of the Warrant Exchange.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments - commodity derivatives	$7,094	$7,094	$12,306	$12,306
Equity investments	$58,207	$58,207	$50,427	$50,427

Liabilities:
Revolving credit facilities	$137,500	$137,500	$110,000	$110,000
Derivative instruments - commodity derivatives	$657	$657	$—	$—

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
Equity investments — The fair value of the Company’s investment in Vital Energy's common stock was valued using the instrument's publicly listed trading price, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. The fair value of the Company's investment in Vital Energy's preferred stock is estimated by management considering various factors, including the publicly listed trading price of Vital Energy's common shares and the present value of expected dividends prior to the conversion of the preferred shares. The fair value of the investment in preferred stock is considered to be a Level 2 measurement. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.
The Vital Energy common and preferred shares are subject to certain restrictions. Upon approval by holders of a majority of the issued and outstanding shares of Vital Energy common stock eligible to vote, which vote will take place at a meeting of Vital Energy's stockholders on May 23, 2024, the preferred stock is to be converted into common shares. Prior to this stockholder approval, the common shares owned by the Company are not entitled to vote and bear a restricted legend to that effect. For each share of preferred stock being converted, the Company shall receive a number of common shares in aggregate equal to the conversion rate. The initial conversion rate is one share of common stock per share of preferred stock. The conversion rate is adjusted upon the occurrence of events such as Vital Energy's issuance of common stock as a dividend, the issuance of common stock warrants or similar rights to all the common stockholders, the distribution of shares of its capital stock to acquire its capital stock or other securities, or if Vital Energy makes a cash distribution, except if it elects to give a dividend to the preferred stock in lieu of an adjustment to the conversion price.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s condensed

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
consolidated balance sheets as of March 31, 2024 and December 31, 2023. The Company nets the fair value of commodity derivative instruments by counterparty in the Company’s condensed consolidated balance sheets.

	March 31, 2024
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Equity investments - common stock	$29,515	$—	$—	$29,515	$—	$29,515
Equity investments - preferred stock	—	28,692	—	28,692	—	28,692
Total equity investments	$29,515	$28,692	$—	$58,207	$—	$58,207

Assets (at fair value):
Commodity derivatives – current portion	$—	$11,767	$—	$11,767	$(4,673)	$7,094
Commodity derivatives – noncurrent portion	—	625	—	625	(625)	—
Liabilities (at fair value):
Commodity derivatives – current portion	—	(4,673)	—	(4,673)	4,673	—
Commodity derivatives – noncurrent portion	—	(1,282)	—	(1,282)	625	(657)
Net derivative instruments	$—	$6,437	$—	$6,437	$—	$6,437

	December 31, 2023
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Equity investments - common stock	$25,554	$—	$—	$25,554	$—	$25,554
Equity investments - preferred stock	—	24,873	—	24,873	—	24,873
Total equity investments	$25,554	$24,873	$—	$50,427	$—	$50,427

Assets (at fair value):
Commodity derivatives – current portion	$—	$14,202	$—	$14,202	$(3,085)	$11,117
Commodity derivatives – noncurrent portion	—	2,534	—	2,534	(1,345)	1,189
Liabilities (at fair value):
Commodity derivatives – current portion	—	(3,085)	—	(3,085)	3,085	—
Commodity derivatives – noncurrent portion	—	(1,345)	—	(1,345)	1,345	—
Net derivative instruments	$—	$12,306	$—	$12,306	$—	$12,306

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Fair Values – Non Recurring
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
5.    Acquisitions and Divestitures
2024 Acquisitions
During the three months ended March 31, 2024, the Company acquired various oil and natural gas properties, all of which qualified as asset acquisitions. During the three months ended March 31, 2024, the Company closed an acquisition of proved and unproved oil and natural gas properties for a total purchase price of $2.0 million in the Permian Basin as well as various acquisitions of interests in producing properties totaling $0.3 million.
In addition, during the quarter, the Company recorded closing adjustments that reduced the acquisition price of business combinations completed during 2023 by $1.1 million.
2023 Acquisitions
During the three months ended March 31, 2023, the Company acquired various oil and natural gas properties, all of which qualified as asset acquisitions. These included the following transactions:
Permian Basin - During the three months ended March 31, 2023, the Company closed on various acquisitions of unproved oil and natural gas properties for a total purchase price of $9.6 million.
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
6.    Stock Incentive Plan
The Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan (the “Plan”) provides the Company the ability to grant, among other award types, stock options, restricted stock awards, and PSUs to directors, officers, employees and consultants or advisors employed by or providing service to the Company.
During the first quarter of 2024, the Company granted restricted stock awards, stock options, and PSUs. During the first quarter of 2023, the Company granted restricted stock awards, fully vested stock awards, stock options, and PSUs. Stock-based compensation expense during the three months ended March 31, 2024 and 2023 was $0.5 million and $1.1 million, respectively.
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
PSUs - The Company has granted PSUs to certain of its officers under the Plan. The PSUs cliff vest at the end of three years, generally subject to continued employment through the performance period. The total number of shares eligible to be earned may range from zero to 200% of the target number of PSUs granted, determined based upon achievement of certain

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
"financial performance" and "market performance" criteria for the Company and individual performance criteria for the officers awarded PSUs. Financial performance is based on the Company's financial performance at the end of the applicable performance period, while market performance is based on the relative standing of total shareholder return achieved by the Company compared to a predetermined group of peer companies at the end of the applicable performance period. Individual performance criteria is based on the officers' performance relative to individual performance goals at the end of the performance period. The Company utilizes the Monte Carlo simulation method to determine the fair value of the PSUs based on market performance, while the PSUs based on financial performance are valued based on the closing price of the Company's common stock on the date of grant.
Stock Options - The Company has granted stock options to certain of its officers under the Plan. The Company's outstanding stock options expire in 10 years following the date of grant. Pursuant to the stock options granted under the Plan, 33% of the options vest immediately with an additional 33% to vest on each of the next two anniversaries of the date of the grant, generally subject to continued employment through each such vesting date. During the three months ended March 31, 2024, the Company granted 134,375 stock options with an exercise price of $6.06 per share. During the three months ended March 31, 2023, the Company granted 72,108 stock options with an exercise price per share of $5.02 and 320,000 stock options with an exercise price per share of $9.22.
Stock Awards - The Company may issue other awards to its employees and consultants under the Plan. During the first quarter of 2023, the Company issued 94,007 fully vested stock awards as other awards to certain of its employees and consultants under the Plan. Weighted average grant date fair value of other awards was $8.51.
A summary of the Company's activity under the Plan for the restricted stock awards, PSUs and stock options for the three months ended March 31, 2024 is presented below:

	Restricted Stock Awards	Performance Stock Units	Stock Options
Outstanding at December 31, 2023	295,990	26,574	392,108
Awards granted (1)	383,430	70,958	134,375
Awards vested (2)	(139,790)	—	—
Options exercised	—	—	—
Outstanding at March 31, 2024	539,630	97,532	526,483

(1) Weighted average grant date fair value per share / unit	$6.07	$8.64	$1.38
(2) Represents restricted stock and PSUs vested during the period. During the three months ended March 31, 2024, 175,493 stock options vested. As of March 31, 2024, there were a total of 306,195 stock options exercisable.

A summary of the Company's activity under the Plan for the restricted stock awards, PSUs and stock options for the three months ended March 31, 2023 is presented below:

	Restricted Stock Awards	Performance Stock Units	Stock Options
Outstanding at December 31, 2022	—	—	—
Awards granted (1)	308,938	26,574	392,108
Awards vested (2)	—	—	—
Options exercised	—	—	—
Outstanding at March 31, 2023	308,938	26,574	392,108

(1) Weighted average grant date fair value per share / unit	$5.72	$6.01	$0.82
(2) Represents restricted stock and PSUs vested during the period. During the three months ended March 31, 2023, 130,702 stock options vested and were exercisable as of March 31, 2023.

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
The Company records income taxes through the use of an estimated annual effective tax rate and specific events that are discretely recognized as they occur. For the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $4.8 million and $10.8 million, respectively.
At the end of each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The Company's effective income tax rate was 23.0% and 22.6% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the enacted statutory rate of 21% primarily due to the impact of certain discrete items and state income taxes.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of March 31, 2024 and December 31, 2023, the Company had no unrecognized tax benefits and did not recognize any interest or penalties during those respective periods related to unrecognized tax benefits.
On August 16, 2022, the Inflation Reduction Act (the "IRA") was enacted into law and includes significant changes related to tax, climate change, energy and health care. The provisions within IRA, among other things, include (i) a new 15% corporate alternative minimum tax on certain large corporations, (ii) a new nondeductible 1% excise tax on the value of certain stock that a company repurchases, and (iii) various tax incentives for energy and climate initiatives. Each of these provisions were effective for tax years beginning after December 31, 2022. The Department of Treasury is expected to continue to publish regulations relevant to many aspects of the IRA. The Company currently does not believe that there will be a material impact on its cash taxes or income tax expense for the 2024 tax year or future periods but will continue to monitor.
8.    Debt
The carrying value of the Company's total debt was $137.5 million and $110.0 million at March 31, 2024 and December 31, 2023, respectively.
Granite Ridge Credit Agreement
On October 24, 2022, Granite Ridge entered into a senior secured revolving credit agreement (as amended, the “Credit Agreement”) among Granite Ridge, as borrower, Texas Capital Bank, as administrative agent, and the lenders from time to time party thereto. The Credit Agreement has a maturity date of five years from the effective date thereof.
The Credit Agreement initially provided for aggregate elected commitments of $150.0 million, an initial borrowing base of $325.0 million and an aggregate maximum revolving credit amount of $1.0 billion. The borrowing base is redetermined semiannually on or about April 1 and October 1 of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. On November 7, 2023, Granite Ridge entered into a First Amendment to the Credit Agreement (the "First Amendment") which, among other things, decreased the borrowing base from $325.0 million to $275.0 million and increased the aggregate elected commitments from $150.0 million to $240.0 million. This borrowing base decrease was a result of the disposition of certain assets in the Permian Basin to Vital Energy. On April 1, 2024, the Company entered into the Resignation, Appointment, Assignment and Third Amendment to Credit Agreement (the “Third Amendment”) by and among the Company, as borrower, Texas Capital Bank, as resigning administrative agent, Bank of America, N.A. (“Bank of America”), as successor administrative agent, and the lenders from time to time party thereto. The Third Amendment, among other things, (a) appointed Bank of America as administrative agent and L/C Issuer (as defined therein), replacing Texas Capital Bank, (b) increased the size of the lender group by adding nine new banks, with one bank exiting the facility,

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
(c) increased the borrowing base from $275.0 million to $300.0 million, and (d) increased the aggregate elected commitments from $240.0 million to $300.0 million.
The Company and the Required Lenders (as defined in the Credit Agreement) may request one unscheduled redetermination of the borrowing base between each scheduled redetermination. The amount of the borrowing base is determined by the lenders in their sole discretion and consistent with the oil and gas lending criteria of the lenders at the time of the relevant redetermination. The amount the Company is able to borrow under the Credit Agreement is subject to compliance with the financial covenants, satisfaction of various conditions precedent to borrowing and other provisions of the Credit Agreement.
At March 31, 2024, the Company had outstanding borrowings of $137.5 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $102.2 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company's and its restricted subsidiaries' assets.
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
At March 31, 2024, the Company was in compliance with all covenants required by the Credit Agreement.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
partial shares. In July 2023, each remaining outstanding warrant was converted into 0.225 shares of the Company’s common stock, and subsequently, no warrants remained outstanding.
The warrants exchanged in the Offer were marked to fair value on the date of settlement, which was recorded in gain on derivatives - common stock warrants on the condensed consolidated statements of operations. Upon exchange, the liability of $17.0 million and $0.7 million related to the exchanged common stock warrants in June 2023 and July 2023, respectively, was removed from the consolidated balance sheet and the issuance of shares of the Company’s common stock was reflected in stockholders’ equity.
Common Stock Dividends - The Company paid dividends of $14.3 million, or $0.11 per share during the three months ended March 31, 2024. The Company paid dividends of $14.6 million, or $0.11 per share, during the three months ended March 31, 2023. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
Stock Repurchase Program - In December 2022, the Company announced that its Board of Directors approved a stock repurchase program for up to $50.0 million of the Company’s common stock through December 31, 2023. Under the stock repurchase program, the Company was permitted to repurchase shares of its common stock from time to time in open market transactions or in privately negotiated transactions as permitted under applicable rules and regulations. The stock repurchase program terminated on December 31, 2023.
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
10.    Related Party Transactions
On the Closing Date of the Business Combination, Grey Rock Administration, LLC (the “Manager”) entered into a Management Services Agreement with Granite Ridge (the “MSA”). Under the MSA, the Manager provides general management, administrative, and operating services covering the oil and gas assets and other properties of the Company and other day-to-day business and affairs of the Company. In accordance with the MSA, the Company pays the Manager an annual services fee of $10.0 million and reimburses the Manager for certain Granite Ridge group costs related to the operation of the Company’s assets (including for third party costs allocated or attributable to the assets of the Company). The initial term of the MSA expires on April 30, 2028; however, the MSA will automatically renew for additional consecutive one-year renewal terms until terminated in accordance with its terms. Upon any termination of the MSA, the Manager shall provide transition services for a period of up to 90 days.
For the three months ended March 31, 2024 and 2023, service fees for the Company under the MSA were approximately $2.5 million for each period and are included in general and administrative expenses within the accompanying condensed consolidated statements of operations.
11.    Risk Concentrations
As a non-operator, 100% of the Company’s wells are operated by third-party operating partners. As a result, the Company is highly dependent on the success of these third-party operators. If they are not successful in the development, exploitation, production and exploration activities relating to the Company’s leasehold interests, or are unable or unwilling to perform, the Company’s financial condition and results of operations could be adversely affected. These risks are heightened in a low commodity price environment, which may present significant challenges to these third-party operators. The Company’s third-party operators will make decisions in connection with their operations that may not be in the

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Company’s best interests, and the Company may have little or no ability to exercise influence over the operational decisions of its third-party operators.
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
Derivative Counterparties - The Company uses credit and other financial criteria to evaluate the creditworthiness of counterparties to its derivative instruments. The Company believes that all of its derivative counterparties are currently acceptable credit risks. All of the Company’s outstanding derivative instruments are covered by either International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Credit Agreement or parties under the intercreditor agreement related to the Credit Agreement. The Company’s obligations under the derivative instruments are secured pursuant to the Credit Agreement, and no additional collateral has been posted by the Company.
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
The following table presents the basic and diluted earnings per share computations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income	$16,227	$36,866
Participating basic earnings (a)	(41)	(22)
Basic earnings attributable to common stockholders	16,186	36,844
Reallocation of participating earnings	—	—
Diluted earnings attributable to common stockholders	$16,186	$36,844

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	130,136	133,002
Dilutive performance stock units	17	—
Dilutive stock options	7	—
Weighted average common shares outstanding – diluted	130,160	133,002

Net income per common share:
Basic	$0.12	$0.28
Diluted	$0.12	$0.28
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Prior to the Warrant Exchange, the warrants were out-of-the-money and were not included in the computation of the diluted earnings per share. As a result of the Warrant Exchange, no warrants remained outstanding at March 31, 2024. Diluted net earnings per share for the three months ended March 31, 2023 excluded 10,349,975 common stock warrants outstanding.
The following table is a summary of the PSUs and stock options, which were not included in the computation of diluted earnings per share, as inclusion of these items would be antidilutive.

	Three Months Ended March 31,
	2024	2023
Number of antidilutive common shares:
Antidilutive performance stock units	49,713	4,796
Antidilutive stock options	423,538	47,924
Total antidilutive common shares	473,251	52,720
13.    Subsequent Events
Third Amendment to Credit Agreement
On April 1, 2024, the Company entered into the Third Amendment by and among the Company, as borrower, Texas Capital Bank, as resigning administrative agent, Bank of America, as successor administrative agent, and the lenders from time to time party thereto.
The Third Amendment, among other things, (a) appointed Bank of America as administrative agent and L/C Issuer (as defined therein), replacing Texas Capital Bank, (b) increased the size of the lender group by adding nine new banks, with one bank exiting the facility, (c) increased the borrowing base from $275.0 million to $300.0 million, and (d) increased the aggregate elected commitments from $240.0 million to $300.0 million.

Other than the foregoing, the material terms of the Credit Agreement remain unchanged.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
New Commodity Derivative Contracts
In April 2024, the Company entered into the following oil and natural gas derivative contracts to hedge additional amounts of estimated future production.

	2024			2025	2026
	Third Quarter	Fourth Quarter	Total	Total	Total
Collars (oil)
Volume (Bbl)	—	—	—	276,887	—
Weighted-average floor price ($/Bbl)	$—	$—	$—	$64.00	$—
Weighted-average ceiling price ($/Bbl)	$—	$—	$—	$84.20	$—
Swaps (oil)
Volume (Bbl)	—	—	—	—	—
Weighted-average price ($/Bbl)	$—	$—	$—	$—	$—
Collars (natural gas)
Volume (Mcf)	—	—	—	6,572,829	7,171,176
Weighted-average floor price ($/Mcf)	$—	$—	$—	$3.00	$3.25
Weighted-average ceiling price ($/Mcf)	$—	$—	$—	$3.75	$4.00
Swaps (natural gas)
Volume (Mcf)	1,296,952	1,051,588	2,348,540	—	—
Weighted-average price ($/Mcf)	$3.81	$3.81	$3.81	$—	$—
14.    Supplementary Data
Capitalized Costs

(in thousands)	March 31, 2024	December 31, 2023
Oil and natural gas properties:
Proved	$1,266,101	$1,198,845
Unproved	35,245	37,838
Less: accumulated depletion	(508,307)	(467,141)
Net capitalized costs for oil and natural gas properties	$793,039	$769,542
Costs Incurred for Oil and Natural Gas Producing Activities

	Three Months Ended March 31,
(in thousands)	2024	2023
Property acquisition costs:
Proved	$1,147	$17,989
Unproved	1,481	9,630
Development costs	62,639	98,606
Total costs incurred for oil and natural gas properties	$65,267	$126,225

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
The following discussion contains “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this report. Please read “Cautionary Note Regarding Forward‑Looking Statements.” Also, please read the risk factors and other cautionary statements described under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K") and elsewhere in this report. We assume no obligation to update any of these forward‑looking statements, except as required by applicable law.
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
For additional information on the Business Combination, see Note 1 of the Notes to Condensed Consolidated Financial Statements.
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
Our oil price differential to the NYMEX benchmark price during the three months ended March 31, 2024 and 2023 was a premium of $0.67 per barrel and $0.15 per barrel, respectively. Our natural gas price differential to the average NYMEX price during the three months ended March 31, 2024 and 2023 was a discount of $(0.31) per Mcf and $(0.12) per Mcf, respectively.
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
Prices for various quantities of natural gas and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Average NYMEX Prices (1)
Oil (per Bbl)	$77.50	$75.99
Natural gas (per Mcf)	2.15	2.77
(1)Based on average NYMEX closing prices.
For the three months ended March 31, 2024, the average NYMEX oil pricing was $77.50 per barrel of oil, or 2% higher than the average NYMEX price per barrel for the three months ended March 31, 2023. Our settled derivatives increased our realized oil price per barrel by $0.10 for the three months ended March 31, 2024 and increased our realized oil price per barrel by $2.02 for the three months ended March 31, 2023. For the three months ended March 31, 2024, our average realized oil price per barrel after reflecting settled derivatives was $78.27 compared to $78.16 for the three months ended March 31, 2023.
For the three months ended March 31, 2024, the average NYMEX natural gas pricing was $2.15 per Mcf, or 22% lower than the average NYMEX price per Mcf for the three months ended March 31, 2023. Our settled derivatives increased our realized natural gas price per Mcf by $0.36 for three months ended March 31, 2024 and increased our realized natural gas price per Mcf by $0.66 for the three months ended March 31, 2023. For the three months ended March

31, 2024, our average realized natural gas price per Mcf after reflecting settled derivatives was $2.20 compared to $3.31 for the three months ended March 31, 2023.

Results of Operations
The following table sets forth summary production and operating data for the periods indicated. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three months ended March 31,
	2024	2023
Net Sales (in thousands):
Oil sales	$75,766	$73,475
Natural gas and related product sales	13,230	17,835
Total revenues	88,996	91,310

Net Production:
Oil (MBbl)	969	965
Natural gas (MMcf)	7,203	6,720
Total (MBoe)(1)	2,170	2,085
Average Daily Production:
Oil (Bbl)	10,650	10,722
Natural gas (Mcf)	79,151	74,667
Total (Boe)(1)	23,842	23,167

Average Sales Prices:
Oil (per Bbl)	$78.17	$76.14
Effect of gain on settled oil derivatives on average price (per Bbl)	0.10	2.02
Oil net of settled oil derivatives (per Bbl) (2)	78.27	78.16

Natural gas sales (per Mcf)	1.84	2.65
Effect of gain on settled natural gas derivatives on average price (per Mcf)	0.36	0.66
Natural gas sales net of settled natural gas derivatives (per Mcf) (2)	2.20	3.31

Realized price on a Boe basis excluding settled commodity derivatives	41.02	43.79
Effect of gain on settled commodity derivatives on average price (per Boe)	1.25	3.06
Realized price on a Boe basis including settled commodity derivatives (2)	42.27	46.85

Operating Expenses (in thousands):
Lease operating expenses	$15,479	$13,772
Production and ad valorem taxes	5,749	5,717
Depletion and accretion expense	40,941	33,852
General and administrative	6,492	8,579
Costs and Expenses (per Boe):
Lease operating expenses	$7.13	$6.61
Production and ad valorem taxes	2.65	2.74
Depletion and accretion	18.87	16.24
General and administrative	2.99	4.11

Net Producing Wells at Period-End:	181.34	152.18
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

Oil, Natural Gas and Related Product Sales
Our revenues vary from year to year primarily due to changes in realized commodity prices and production volumes. Our oil and natural gas sales for the three months ended March 31, 2024 decreased 3% from the same period in 2023, driven by the decrease in realized prices, excluding the effect of settled commodity derivatives, partially offset by the increase in production. The lower average realized prices were driven by lower average NYMEX natural gas prices, partially offset by increased NYMEX oil prices.
Production from oil and gas properties increased because of drilling success and the acquisition of additional net revenue interests. This increase in production is offset by the natural decline of the production rate of existing oil and natural gas wells as well as the sale of certain of our Permian Basin assets to Vital Energy, Inc. ("Vital Energy") in December 2023. The number of wells we participated in increased from 152.18 net wells on March 31, 2023 to 181.34 net wells on March 31, 2024.
Lease Operating Expenses
Lease operating expenses were $15.5 million ($7.13 per Boe) for the three months ended March 31, 2024, an increase of 12% from $13.8 million ($6.61 per Boe) during the same period in 2023. The increase was primarily due to an increase in well count due to acquisitions and additional wells successfully drilled and completed, higher repair and maintenance costs, higher saltwater disposal costs and overall increased cost of services. The increase in lease operating expenses per Boe was primarily due to higher repair and maintenance costs, saltwater disposal costs, and compression costs, partially offset by the increase in production.
Production and Ad Valorem Taxes
We generally pay production taxes based on realized oil and natural gas sales. Production taxes were $4.3 million ($1.98 per Boe) for the three months ended March 31, 2024 compared to $5.1 million ($2.44 per Boe) during the same period in 2023. As a percentage of oil and natural gas sales, our production taxes were 5% and 6% during the three months ended March 31, 2024 and 2023, respectively.
Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.
Ad valorem taxes increased by $0.8 million during the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to additional wells drilled and completed and new wells acquired.
Depletion and Accretion
Depletion and accretion was $40.9 million ($18.87 per Boe) for the three months ended March 31, 2024, an increase of 21% from $33.9 million ($16.24 per Boe) during the same period in 2023. The increase in depletion and accretion expense was primarily due to the increase in depletion expense resulting from the increase in production and depletion rate.
Impairment of Unproved Properties
For the three months ended March 31, 2024, we recognized impairment expense of $0.7 million on unproved properties in the Permian Basin as the operator no longer intends to drill certain locations.

General and Administrative
The following table provides components of our general and administrative expenses for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(in thousands)	2024	2023
General and administrative expenses	$5,980	$7,520
Non-cash stock-based compensation	512	1,059
Total general and administrative expenses	$6,492	$8,579
Total general and administrative expenses were $6.5 million ($2.99 per Boe) for the three months ended March 31, 2024, a decrease of 24% from $8.6 million ($4.11 per Boe) during the same period in 2023. The decrease was primarily due to lower stock-based compensation expense of $0.5 million for the three months ended March 31, 2024 as compared to $1.1 million for the same period of 2023 as well as lower professional services and legal costs for the comparative period in 2024.
Gain/(Loss) on Derivatives – Commodity Derivatives
The following table sets forth the gain (loss) on derivatives for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Gain (loss) on commodity derivatives
Oil derivatives	$(21,062)	$15,097
Natural gas derivatives	17,901	(1,774)
Total	$(3,161)	$13,323
The following table represents our net cash receipts from derivatives for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash receipts from commodity derivatives
Oil derivatives	$96	$1,953
Natural gas derivatives	2,612	4,433
Total	$2,708	$6,386
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
Interest Expense
Interest expense was $3.2 million for the three months ended March 31, 2024 compared to $0.3 million for the three months ended March 31, 2023. The increase in interest expense during the three months ended March 31, 2024 as compared to 2023 was primarily due to an increase in the average outstanding balance on the revolving credit facility, an increase in interest rates and an increase in amortization of deferred financing costs.

Gain on Derivatives – Common Stock Warrants
We recorded a gain of $5.3 million during three months ended March 31, 2023 from the change in fair value of the warrant liability. See Note 3 and Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information on the common stock warrants and the Warrant Exchange.
Gain on Equity Investments
We recorded a gain of $7.8 million for the three months ended March 31, 2024 from the change in fair value of the common and preferred stock of Vital Energy. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information on the common and preferred stock of Vital Energy owned as of March 31, 2024.
Income Tax Expense
We recorded income tax expense of $4.8 million for the three months ended March 31, 2024 compared to $10.8 million for the three months ended March 31, 2023. The effective income tax rate differs from the statutory rate primarily due to the impact of certain discrete items and state income taxes. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional discussion of income taxes.
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
As of March 31, 2024, we had $137.5 million of debt outstanding under our Credit Agreement (as defined below). We had $123.0 million of liquidity as of March 31, 2024, consisting of $102.2 million of committed borrowing availability under the Credit Agreement and $20.8 million of cash on hand. On April 1, 2024, the Company entered into the Resignation, Appointment, Assignment and Third Amendment to Credit Agreement (the “Third Amendment”) by and among the Company, as borrower, Texas Capital Bank, as resigning administrative agent, Bank of America, N.A. (“Bank of America”), as successor administrative agent, and the lenders from time to time party thereto. The Third Amendment, among other things, increased the borrowing base from $275.0 million to $300.0 million, and increased the aggregate elected commitments from $240.0 million to $300.0 million. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.
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
Common Stock Dividends
We paid dividends of $14.3 million, or $0.11 per share, and $14.6 million, or $0.11 per share, during the first quarter of 2024 and 2023, respectively. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
Stock Repurchase Program
In December 2022, we announced that our Board of Directors approved a stock repurchase program for up to $50 million of our common stock through December 31, 2023. Under the stock repurchase program, we repurchased shares of our common stock from time to time in open market transactions or in privately negotiated transactions as permitted under applicable rules and regulations. The stock repurchase program terminated on December 31, 2023.
During the three months ended March 31, 2023, we repurchased 273,017 shares under the program at an aggregate cost of $1.7 million.
Cash Flows
The following table summarizes our changes in cash and restricted cash for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$68,656	$81,474
Net cash used in investing activities	(71,005)	(129,926)
Net cash provided by financing activities	12,701	8,549
Net change in cash and restricted cash	$10,352	$(39,903)
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
The $12.8 million decrease in operating cash flows during the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to the decrease in oil and natural gas sales and higher operating costs as well as a decrease in settlements received from commodity derivatives. Settlements received during the three months ended March 31, 2024 were $2.7 million as compared to $6.4 million of settlements received on commodity derivatives during the same period in 2023.
Our net cash provided by operating activities included a benefit of $7.1 million and a benefit of $11.9 million for the three months ended March 31, 2024 and 2023, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.
Cash Flows from Investing Activities
For the three months ended March 31, 2024, our net cash used in investing activities was $71.0 million, which consisted primarily of $69.7 million of capital expenditures for oil and natural gas properties and $2.6 million of acquisitions of oil and natural gas properties.
For the three months ended March 31, 2023, our net cash used in investing activities was $129.9 million, which consisted primarily of $105.6 million of capital expenditures for oil and natural gas properties and $24.4 million of acquisitions of oil and natural gas properties.
Cash Flows from Financing Activities
For the three months ended March 31, 2024, our net cash provided by financing activities was $12.7 million, primarily due to $27.5 million of borrowings under our Credit Agreement (as defined below), partially offset by $14.3 million of dividends paid on our common stock and $0.4 million of common stock repurchases.
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
The Credit Agreement initially provided for aggregate elected commitments of $150.0 million, an initial borrowing base of $325.0 million and an aggregate maximum revolving credit amount of $1.0 billion. The borrowing base is redetermined semiannually on or about April 1 and October 1 of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. On November 7, 2023, Granite Ridge entered into a First Amendment to the Credit Agreement (the "First Amendment") which, among other things, decreased the borrowing base from $325.0 million to $275.0 million and increased the aggregate elected commitments from $150.0 million to $240.0 million. This borrowing base decrease was a result of the disposition of certain assets in the Permian Basin to Vital Energy, Inc. On April 1, 2024, the Company entered into the Resignation, Appointment, Assignment and Third Amendment to Credit Agreement (the “Third Amendment”) by and among the Company, as borrower, Texas Capital Bank, as resigning administrative agent, Bank of America, N.A. (“Bank of America”), as successor administrative agent, and the lenders from time to time party thereto. The Third Amendment, among other things, (a) appointed Bank of America as administrative agent and L/C Issuer (as defined therein), replacing Texas Capital Bank, (b) increased the size of the lender group by adding nine new banks, with one bank exiting the facility, (c) increased the borrowing base from $275.0 million to $300.0 million, and (d) increased the aggregate elected commitments from $240.0 million to $300.0 million.
At March 31, 2024, the Company had outstanding borrowings of $137.5 million and $0.3 million of outstanding letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $102.2 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all assets of the Company and its restricted subsidiaries.
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
At March 31, 2024, we were in compliance with all covenants required by the Credit Agreement.
Known Contractual and Other Obligations; Planned Capital Expenditures
Contractual and Other Obligations
Our contractual obligations include long-term debt, cash interest expense on debt, derivative liabilities, asset retirement obligations and an annual service fee to the Manager. Since December 31, 2023, there have been no material changes in our contractual obligations, other than the $27.5 million increase in long-term debt due to borrowings under the Credit Agreement.
Planned Capital Expenditures
For 2024, we are budgeting for approximately $265 million to $285 million in total planned capital expenditures, including approximately $35 million of acquisitions of oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions, during the three months ended March 31, 2024 and 2023 totaled $62.6 million and $98.6 million, respectively. Our capital expenditures for the three months ended March 31, 2024 were primarily funded with cash flows from operations and borrowings under the Credit Agreement. We expect to fund planned capital expenditures with cash generated from operations and, if required, borrowings under our Credit Agreement.
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
Acquisitions
The following table reflects our expenditures for acquisitions of proved and unproved properties for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Property acquisition costs:
Proved	$1,147	$17,989
Unproved	1,481	9,630
Total property acquisition costs	$2,628	$27,619
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
Effects of Inflation and Pricing
The oil and natural gas industry is typically very cyclical and the demand for goods and services of oilfield companies, suppliers and others associated with the industry put extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion.
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
Critical Accounting Estimates
The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions. Further, these estimates and other factors, including those outside of management’s control, could have significant adverse impact to the financial condition and results of operations.
In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are the choice of accounting method for oil and natural gas activities, oil and natural gas reserve estimation, asset retirement obligations, revenue recognition, impairment of long-lived assets and valuation of financial derivatives.
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2024. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our 2023 Form 10-K.
Recently Issued or Adopted Accounting Pronouncements
For discussion of recently issued or adopted accounting pronouncements, see Note 2 of the Notes to Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. For the three months ended March 31, 2024, a 10% increase in average commodity prices would have decreased the fair value of commodity derivatives by $10.5 million. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
We generally use derivatives to economically hedge a portion of our anticipated future production. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under our Credit Agreement.
Interest Rate Risk
At March 31, 2024, our exposure to interest rate changes related primarily to the borrowings under the Credit Agreement. The interest we pay on these borrowings is set periodically based upon market rates. We had total indebtedness of $137.5 million outstanding under our Credit Agreement at March 31, 2024. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.4 million.
We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at March 31, 2024.
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
As of March 31, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective at a level of reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Our Company was not a party to any material legal proceedings during the three months ended March 31, 2024. In the future, the Company may be subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those described in our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth our share repurchase activity for each period presented:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
March 1, 2024 - March 31, 2024	2,628	$6.41	—	$—
(1)Represents shares that were withheld by us to satisfy tax withholding obligations of certain employees that arose upon the lapse of restrictions on stock-based awards during the first quarter of 2024.

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

3.2	Amended and Restated Bylaws of Granite Ridge Resources, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2022).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2023).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Granite Ridge Resources, Inc.’s Registration Statement on Form S-4/A, filed with the SEC on September 12, 2022).
10.1*#	Executive Change of Control Termination Agreement between Kimberly Weimer and Granite Ridge Resources, Inc.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________
*    Filed herewith
#     Indicates management plan or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE RIDGE RESOURCES, INC.

May 9, 2024	By:	/s/ LUKE C. BRANDENBERG
		Name:	Luke C. Brandenberg
		Title:	President and Chief Executive Officer

May 9, 2024	By:	/s/ TYLER S. FARQUHARSON
		Name:	Tyler S. Farquharson
		Title:	Chief Financial Officer

May 9, 2024	By:	/s/ KIMBERLY A. WEIMER
		Name:	Kimberly A. Weimer
		Title:	Chief Accounting Officer