Form 10-Q
period 2024-06-30
Granite Ridge Resources, Inc.
filed 2024-08-08
CIK 1928446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At August 5, 2024, there were 130,743,952 shares of our common stock, par value $0.0001, outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(in thousands, except par value and share data)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$13,542	$10,430
Revenue receivable	67,249	72,934
Advances to operators	13,713	4,928
Prepaid and other expenses	2,481	1,716
Derivative assets - commodity derivatives	4,181	11,117
Equity investments	49,432	50,427
Total current assets	150,598	151,552
Property and equipment:
Oil and gas properties, successful efforts method	1,384,375	1,236,683
Accumulated depletion	(549,466)	(467,141)
Total property and equipment, net	834,909	769,542
Long-term assets:
Derivative assets - commodity derivatives	—	1,189
Other long-term assets	4,983	4,821
Total long-term assets	4,983	6,010
Total assets	$990,490	$927,104
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$62,336	$60,875
Other liabilities	5,000	1,204
Total current liabilities	67,336	62,079
Long-term liabilities:
Long-term debt	165,000	110,000
Derivative liabilities - commodity derivatives	2,480	—
Asset retirement obligations	9,961	9,391
Deferred tax liability	80,392	73,989
Total long-term liabilities	257,833	193,380
Total liabilities	325,169	255,459
Stockholders' Equity:
Common stock, $0.0001 par value, 431,000,000 shares authorized, 136,424,207 and 136,040,777 issued at June 30, 2024 and December 31, 2023, respectively	14	14
Additional paid-in capital	654,269	653,174
Retained earnings	47,380	54,782
Treasury stock, at cost, 5,680,255 and 5,677,627 shares at June 30, 2024 and December 31, 2023, respectively	(36,342)	(36,325)
Total stockholders' equity	665,321	671,645
Total liabilities and stockholders' equity	$990,490	$927,104
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenues:
Oil and natural gas sales	$90,652	$87,557	$179,648	$178,867
Operating costs and expenses:
Lease operating expenses	13,669	14,406	29,148	28,178
Production and ad valorem taxes	6,881	6,303	12,630	12,020
Depletion and accretion expense	41,592	34,969	82,533	68,821
Impairments of unproved properties	—	—	732	—
General and administrative (including non-cash stock-based compensation of $583 and $1,095 for the three and six months ended June 30, 2024)	6,623	8,011	13,115	16,590
Total operating costs and expenses	68,765	63,689	138,158	125,609
Net operating income	21,887	23,868	41,490	53,258
Other income (expense):
Gain (loss) on derivatives - commodity derivatives	(785)	1,221	(3,946)	14,544
Interest expense	(5,817)	(1,211)	(8,977)	(1,550)
Loss on derivatives - common stock warrants	—	(11,012)	—	(5,734)
Loss on equity investments	(8,774)	—	(995)	—
Dividend income	269	—	269	—
Other	(1)	—	1	—
Total other income (expense)	(15,108)	(11,002)	(13,648)	7,260
Income before income taxes	6,779	12,866	27,842	60,518
Income tax expense	1,678	4,129	6,515	14,915
Net income	$5,101	$8,737	$21,327	$45,603

Net income per share:
Basic	$0.04	$0.07	$0.16	$0.34
Diluted	$0.04	$0.07	$0.16	$0.34
Weighted-average number of shares outstanding:
Basic	130,204	132,866	130,170	132,933
Diluted	130,251	132,880	130,207	132,941
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

Three Months Ended June 30, 2024
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of March 31, 2024	136,424	$14	$653,686	$56,660	(5,680)	$(36,342)	$674,018
Stock-based compensation	—	—	583	—	—	—	583
Common stock dividend declared ($0.11 per share)	—	—	—	(14,381)	—	—	(14,381)
Net income	—	—	—	5,101	—	—	5,101
As of June 30, 2024	136,424	$14	$654,269	$47,380	(5,680)	$(36,342)	$665,321

Three Months Ended June 30, 2023
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of March 31, 2023	133,477	$13	$592,578	$54,496	(311)	$(2,030)	$645,057
Stock-based compensation	—	—	375	—	—	—	375
Purchase of treasury stock	—	—	—	—	(661)	(4,178)	(4,178)
Common stock dividend declared ($0.11 per share)	—	—	—	(14,623)	—	—	(14,623)
Common stock issued in warrant exchange	2,472	1	16,956	—	—	—	16,957
Net income	—	—	—	8,737	—	—	8,737
As of June 30, 2023	135,949	$14	$609,909	$48,610	(972)	$(6,208)	$652,325

Six Months Ended June 30, 2024
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of January 1, 2024	136,041	$14	$653,174	$54,782	(5,678)	$(36,325)	$671,645
Grants of restricted stock	383	—	—	—	—	—	—
Stock-based compensation	—	—	1,095	—	—	—	1,095
Purchase of treasury stock	—	—	—	—	(2)	(17)	(17)
Common stock dividend declared ($0.22 per share)	—	—	—	(28,729)	—	—	(28,729)
Net income	—	—	—	21,327	—	—	21,327
As of June 30, 2024	136,424	$14	$654,269	$47,380	(5,680)	$(36,342)	$665,321

Six Months Ended June 30, 2023
	Common Stock Issued			Additional Paid-in Capital		Retained Earnings		Treasury Stock				Total Stockholder's Equity
(in thousands)	Shares	Amount						Shares		Amount
As of December 31, 2022	133,295	$13		$590,232		$32,388		(26)		$(229)		$622,404
Adoption of ASU No. 2016 -13 (Note 2)	—	—		—		(118)		—		—		(118)
As of January 1, 2023	133,295	$13		$590,232		$32,270		(26)		$(229)		$622,286
Grants of restricted stock	403	—		—		—		—		—		—
Cancellation of vesting shares	(221)	—		—		—		—		—		—
Vesting shares	—	—		1,287		—		—		—		1,287
Stock-based compensation	—	—		1,434		—		—		—		1,434
Purchase of treasury stock	—	—		—		—		(946)		(5,979)		(5,979)
Common stock dividend declared ($0.22 per share)	—	—		—		(29,263)		—		—		(29,263)
Common stock issued in warrant exchange	2,472	1		16,956		—		—		—		16,957
Net income	—	—		—		45,603		—		—		45,603
As of June 30, 2023	135,949	$14	—	$609,909	—	$48,610	—	(972)	—	$(6,208)	—	$652,325
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(in thousands)	2024	2023
Operating activities:
Net income	$21,327	$45,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and accretion expense	82,533	68,821
Impairments of unproved properties	732	—
(Gain) loss on derivatives - commodity derivatives	3,946	(14,544)
Net cash receipts from commodity derivatives	6,659	14,411
Stock-based compensation	1,095	1,434
Amortization of deferred financing costs	2,811	327
Loss on derivatives - common stock warrants	—	5,734
Loss on equity investments	995	—
Deferred income taxes	6,403	14,662
Other	(71)	(145)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Revenue receivable	5,685	16,602
Other receivable	530	—
Accrued expenses	(2,398)	1,472
Prepaid and other expenses	(1,294)	950
Other payable	3,889	333
Net cash provided by operating activities	132,842	155,660
Investing activities:
Capital expenditures for oil and natural gas properties	(135,874)	(182,293)
Acquisition of oil and natural gas properties	(20,868)	(29,516)
Proceeds from sale of oil and natural gas properties	2,881	—
Refund of advances to operators	1,282	—
Net cash used in investing activities	(152,579)	(211,809)
Financing activities:
Proceeds from borrowing on credit facilities	55,000	72,500
Repayments of borrowing on credit facilities	—	(17,500)
Deferred financing costs	(3,004)	(28)
Payment of expenses related to formation of Granite Ridge Resources, Inc.	—	(43)
Purchase of treasury shares	(418)	(5,857)
Payment of dividends	(28,729)	(29,263)
Net cash provided by financing activities	22,849	19,809
Net change in cash and restricted cash	3,112	(36,340)
Cash and restricted cash at beginning of period	10,730	51,133
Cash and restricted cash at end of period	$13,842	$14,793
Supplemental disclosure of non-cash investing activities:
Oil and natural gas property development costs in accrued expenses	$9,165	$(13,903)
Advances to operators applied to development of oil and natural gas properties	$50,625	$53,379
Cash and restricted cash:
Cash	$13,542	$14,493
Restricted cash included in other long-term assets	300	300
Cash and restricted cash	$13,842	$14,793
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
Revenue Receivable
Revenue receivable is comprised of accrued oil and natural gas sales. The operators remit payment for production directly to the Company. In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding revenue receivable balance at the date of non-performance. The Company monitors this exposure primarily by reviewing credit ratings, financial statements and payment history. Revenue receivables are generally unsecured and typically received from the operator one to three months after production. The Company had an allowance for expected credit losses of $0.2 million at June 30, 2024 and $0.2 million at December 31, 2023, which was based on a historical loss rate.
The Company considers forecasts of future economic conditions in the estimate of its expected credit losses, in particular whether there is an increase in the probability that the Company’s counterparties are unable to pay their obligations when due, and adjusts its allowance for expected credit losses when necessary.
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
Capitalized leasehold costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized drilling and development costs and integrated assets is based on the unit-of-production method using proved developed reserves. The Company recognized depletion expense of $41.4 million and $34.8 million for the three months ended June 30, 2024 and 2023, respectively, and $82.2 million and $68.6 million for the six months ended June 30, 2024 and 2023, respectively.
The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable; for instance, when there are declines in commodity prices or well performance. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair market value as determined by discounted future cash flows using a discount rate similar to that used by market participants, or comparable market value if available, is recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and risk-adjusted unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs and cash flows from integrated assets. There was no proved property impairment recorded for the three or six months ended June 30, 2024 or 2023.
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. The Company did not record any unproved property impairment for the three months ended June 30, 2024 but recorded unproved property impairment of $0.7 million for the six months ended June 30, 2024 in the Permian Basin as the operator no longer intends to drill certain locations. There was no unproved property impairment recorded for the three or six months ended June 30, 2023.
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
Derivative Instruments- Common Stock Warrants
Prior to the Warrant Exchange, the Company accounted for warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The warrants were required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants were recognized as a non-operating gain or loss in the condensed consolidated statements of operations. For the period during which the Company’s common stock was publicly traded, the fair value of the warrants was based on quoted prices in an active market.
On June 22, 2023, the Company issued 2,471,738 shares of common stock in exchange for 9,887,035 warrants tendered in the Offer. In July 2023, each remaining outstanding warrant was converted into 0.225 shares of the Company’s common stock, and subsequently, no warrants remained outstanding. See Note 9 for further discussion of the Warrant Exchange.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Equity Investments
In December 2023, the Company completed the sale of certain of its Permian Basin assets to Vital Energy, Inc. ("Vital Energy") for consideration of 561,752 shares of Vital Energy's common stock and 541,155 shares of Vital Energy's 2.0% cumulative mandatorily convertible preferred securities. On June 4, 2024, the 2.0% cumulative mandatorily convertible preferred securities were converted into the equivalent number of shares of Vital Energy’s common stock. As a result, as of June 30, 2024, the Company held 1,102,907 shares of Vital Energy’s common stock.
The Company follows the guidance in ASC 321, Investments - Equity Securities ("ASC 321") for its investment in the common and preferred stock of Vital Energy. ASC 321 requires equity investments with readily determinable fair values to be measured at fair value, with unrealized holding gains and losses recorded as a gain or loss on the condensed consolidated statements of operations. For the preferred stock that did not have a readily determinable fair value, the Company did not elect the measurement alternative in ASC 321 and instead accounted for the preferred stock at fair value with unrealized gains and losses recorded through net income for the periods until the preferred stock was converted into common stock. For the three and six months ended June 30, 2024, an unrealized loss of $8.8 million and $1.0 million, respectively, is included in the condensed consolidated statements of operations that reflects the change in fair value of the common and preferred stock.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Take in Kind Oil and Natural Gas Revenues
Under certain arrangements, the Company has the right to take a volume of processed residue gas and/or natural gas liquids (“NGLs”) in kind at the tailgate of the midstream customer’s processing plant in lieu of receiving a net payment from the operator representing its proportionate share of its natural gas production. The Company currently takes certain processed gas volumes in kind in lieu of monetary settlement but does not currently take NGL volumes in kind. When the Company elects to take volumes in kind, it pays third parties to transport the processed products it took in kind to downstream delivery points, where it then sells to customers at prices applicable to those downstream markets. In such situations, revenues are recognized during the month in which control transfers to the customer at the delivery point and it is probable the Company will collect the consideration it is entitled to receive. Sales proceeds are generally received by the Company within one month after the month in which a sale has occurred. In these scenarios, gathering and processing costs and transportation expenses the Company incurs to transport the processed products to downstream customers are recorded in lease operating expenses on the condensed consolidated statements of operations.
The Company’s disaggregated revenue has two primary sources: oil sales and natural gas sales. Substantially all of the Company’s oil and natural gas sales come from five geographic areas in the United States: the Eagle Ford Basin (Texas), the Permian Basin (Texas/New Mexico), the Haynesville Basin (Texas/Louisiana), the Denver-Julesburg “DJ” Basin (Colorado), and the Bakken Basin (Montana/North Dakota). The following tables present the disaggregation of the Company’s oil revenues and natural gas revenues by basin for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Oil	$77,493	$69,070	$153,259	$142,545
Natural gas	13,159	18,487	26,389	36,322
Total	$90,652	$87,557	$179,648	$178,867

Permian	$56,226	$50,524	$106,173	$102,334
Eagle Ford	16,121	10,759	29,528	21,721
Bakken	7,902	12,044	21,348	25,119
Haynesville	3,711	5,086	8,947	14,033
DJ	6,692	9,144	13,652	15,660
Total	$90,652	$87,557	$179,648	$178,867
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
Recently Issued and Applicable Accounting Pronouncements (Issued and Adopted)
The FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which replaced the “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. This standard is intended to provide more timely decision-useful information about the expected credit losses on financial instruments. The adoption of this guidance on January 1, 2023 did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures. Revenue receivables is the primary financial asset that is within the scope of the new guidance. A loss-rate method is applied to the receivables to estimate credit losses. The Company recognized a tax-effected $0.1 million non-cash cumulative effect adjustment to retained earnings on its opening consolidated balance sheet at January 1, 2023 to record an allowance for expected credit losses associated with the Company’s revenue receivables.
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
3.    Derivative Financial Instruments
The Company uses derivative financial instruments in connection with its oil and natural gas operations to provide an economic hedge of the Company’s exposure to commodity price risk associated with anticipated future oil and natural gas production. The Company does not hold or issue derivative financial instruments for speculative trading purposes.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
The Company has master netting agreements on individual derivative instruments with its counterparties and therefore certain amounts may be presented on a net basis in the condensed consolidated balance sheets.
Volume of Derivative Activities
The following table sets forth the Company’s outstanding commodity derivative contracts as of June 30, 2024.

	Third Quarter	Fourth Quarter	Total 2024	2025	2026
Collar (oil)
Volume (Bbl)	361,552	311,496	673,048	716,739	—
Weighted-average floor price ($/Bbl)	$64.32	$64.13	$64.23	$62.46	$—
Weighted-average ceiling price ($/Bbl)	$85.24	$84.97	$85.11	$82.02	$—
Swaps (oil)
Volume (Bbl)	174,492	121,277	295,769	—	—
Weighted-average price ($/Bbl)	$79.47	$79.50	$79.48	$—	$—
Collar (natural gas)
Volume (Mcf)	—	1,615,000	1,615,000	8,728,829	7,171,176
Weighted-average floor price ($/Mcf)	$—	$3.57	$3.57	$3.14	$3.25
Weighted-average ceiling price ($/Mcf)	$—	$5.37	$5.37	$4.15	$4.00
Swaps (natural gas)
Volume (Mcf)	4,119,952	1,895,588	6,015,540	1,612,050	—
Weighted-average price ($/Mcf)	$3.41	$3.55	$3.45	$3.20	$—
The following table summarizes the amounts reported in the condensed consolidated statements of operations related to the commodity derivative instruments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Gain (loss) on commodity derivatives
Oil derivatives	$718	$(10,195)	$(6,560)	$4,902
Natural gas derivatives	(1,503)	11,416	2,614	9,642
Total	$(785)	$1,221	$(3,946)	$14,544
The following table represents the Company’s net cash receipts (payments on) commodity derivatives for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$(376)	$1,840	$(279)	$3,793
Natural gas derivatives	4,327	6,185	6,939	10,618
Total	$3,951	$8,025	$6,659	$14,411
Common Stock Warrants
On October 24, 2022, in connection with the Business Combination, the Company issued 10,349,975 common stock warrants. Each warrant entitled the holder to purchase one share of Granite Ridge’s common stock at an exercise price of

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
$11.50 per share. The common stock warrants became exercisable 30 days after the completion of the Business Combination and 461 common stock warrants were exercised during the period they were outstanding.
The Company recorded a loss of $11.0 million and $5.7 million during the three and six months ended June 30, 2023, respectively, from the change in fair value of the warrant liability in the condensed consolidated statements of operations. On June 22, 2023, the Company issued 2,471,738 shares of common stock in exchange for 9,887,035 warrants tendered in the Offer, with a minimal cash settlement in lieu of partial shares. In July 2023, each remaining outstanding warrant was converted into 0.225 shares of the Company's common stock, and subsequently, no warrants remained outstanding. The warrants exchanged in the Offer were marked to fair value on the date of settlement, and the liability of $17.0 million and $0.7 million related to the exchanged common stock warrants was removed from the consolidated balance sheet in June 2023 and July 2023, respectively, and the issuance of shares of the Company’s common stock was reflected in stockholders’ equity. See Note 9 for further discussion of the Warrant Exchange.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
The following table presents the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments - commodity derivatives	$4,181	$4,181	$12,306	$12,306
Equity instruments	$49,432	$49,432	$50,427	$50,427

Liabilities:
Revolving credit facilities	$165,000	$165,000	$110,000	$110,000
Derivative instruments - commodity derivatives	$2,480	$2,480	$—	$—
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
Equity investments — The fair value of the Company’s investment in Vital Energy's common stock was valued using the instrument's publicly listed trading price, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. Prior to conversion, the fair value of the Company's investment in Vital Energy's preferred stock was estimated by management considering various factors, including the publicly listed trading price of Vital Energy's common shares and the present value of expected dividends. The fair value of the investment in preferred stock was considered to be a Level 2 measurement. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.
On June 4, 2024, the 2.0% cumulative mandatorily convertible preferred securities of Vital Energy were converted into 541,155 shares of common stock of Vital Energy. Prior to this conversion, the common shares of Vital Energy owned by the Company were not entitled to vote and bore a restricted legend to that effect. As of June 30, 2024, the Company held 1,102,907 shares of Vital Energy’s common stock, for which the fair value is a Level 1 measurement as of June 30, 2024.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s condensed

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
consolidated balance sheets as of June 30, 2024 and December 31, 2023. The Company nets the fair value of commodity derivative instruments by counterparty in the Company’s condensed consolidated balance sheets.

	June 30, 2024
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Equity investments	$49,432	$—	$—	$49,432	$—	$49,432

Assets (at fair value):
Commodity derivatives – current portion	$—	$9,121		$9,121	$(4,940)	$4,181
Commodity derivatives – noncurrent portion	—	4,989		4,989	(4,989)	—
Liabilities (at fair value):
Commodity derivatives – current portion	—	(4,940)		(4,940)	4,940	—
Commodity derivatives – noncurrent portion	—	(7,469)		(7,469)	4,989	(2,480)
Net derivative instruments	$—	$1,701	$—	$1,701	$—	$1,701

	December 31, 2023
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Equity investments - common stock	$25,554	$—		$25,554	$—	$25,554
Equity investments - preferred stock	—	24,873		24,873	—	24,873
Total equity investments	$25,554	$24,873		$50,427	$—	$50,427

Assets (at fair value):
Commodity derivatives – current portion	$—	$14,202	$—	$14,202	$(3,085)	$11,117
Commodity derivatives – noncurrent portion	—	2,534	—	2,534	(1,345)	1,189
Liabilities (at fair value):
Commodity derivatives – current portion	—	(3,085)	—	(3,085)	3,085	—
Commodity derivatives – noncurrent portion	—	(1,345)	—	(1,345)	1,345	—
Net derivative instruments	$—	$12,306	$—	$12,306	$—	$12,306

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
5.    Acquisitions and Divestitures
2024 Acquisitions
During the six months ended June 30, 2024, the Company acquired various oil and natural gas properties, all of which qualified as asset acquisitions. These included the following transactions:
Permian Basin - During the six months ended June 30, 2024, the Company closed on various acquisitions, including unproved oil and natural gas properties for a total purchase price of $12.1 million, and proved oil and natural gas properties for a total purchase price of $3.4 million.
DJ Basin - During the six months ended June 30, 2024, the Company closed on an acquisition of unproved oil and natural gas properties for a total purchase price of $5.3 million.
Appalachia Basin - During the six months ended June 30, 2024, the Company acquired unproved oil and natural gas properties for a total purchase price of $1.2 million
In addition, during the first half of the year, the Company recorded closing adjustments that reduced the acquisition price of business combinations completed during 2023 by $1.1 million.
2024 Divestitures
Permian Basin - During the six months ended June 30, 2024, the Company sold a partial interest in certain proved and unproved properties in exchange for $2.9 million in cash.
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
During the first quarter of 2024, the Company granted restricted stock awards, stock options, and PSUs. During the first quarter of 2023, the Company granted restricted stock awards, fully vested stock awards, stock options, and PSUs. Stock-based compensation expense during the three and six months ended June 30, 2024 was $0.6 million and $1.1 million,

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
respectively. Stock-based compensation expense during the three and six months ended June 30, 2023 was $0.4 million and $1.4 million, respectively.
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
PSUs - The Company has granted PSUs to certain of its officers under the Plan. The PSUs cliff vest at the end of three years, generally subject to continued employment through the performance period. The total number of shares eligible to be earned may range from zero to 200% of the target number of PSUs granted, determined based upon achievement of certain "financial performance" and "market performance" criteria for the Company and individual performance criteria for the officers awarded PSUs. Financial performance is based on the Company's financial performance at the end of the applicable performance period, while market performance is based on the relative standing of total shareholder return achieved by the Company compared to a predetermined group of peer companies at the end of the applicable performance period. Individual performance criteria are based on the officers' performance relative to individual performance goals at the end of the performance period. The Company utilizes the Monte Carlo simulation method to determine the fair value of the PSUs based on market performance, while the PSUs based on financial performance are valued based on the closing price of the Company's common stock on the date of grant.
Stock Options - The Company has granted stock options to certain of its officers under the Plan. The Company's outstanding stock options expire in 10 years following the date of grant. Pursuant to the stock options granted under the Plan, 33% of the options vest immediately with an additional 33% to vest on each of the next two anniversaries of the date of the grant, generally subject to continued employment through each such vesting date. During the first quarter of 2024, the Company granted 134,375 stock options with an exercise price of $6.06 per share. During the first quarter of 2023, the Company granted 72,108 stock options with an exercise price per share of $5.02 and 320,000 stock options with an exercise price per share of $9.22.
Stock Awards - The Company may issue other awards to its employees and consultants under the Plan. During the first quarter of 2023, the Company issued 94,007 fully vested stock awards as other awards to certain of its employees and consultants under the Plan. Weighted average grant date fair value of other awards was $8.51.
A summary of the Company’s activity under the Plan for the restricted stock awards, PSUs and stock options for the six months ended June 30, 2024 is presented below:

	Restricted Stock Awards	Performance Stock Units	Stock Options
Outstanding at December 31, 2023	295,990	26,574	392,108
Awards granted (1)	383,430	70,958	134,375
Awards vested (2)	(139,790)	—	—
Outstanding at June 30, 2024	539,630	97,532	526,483

(1) Weighted average grant date fair value per share/unit	$6.07	$8.64	$1.38
(2) Represents restricted stock and PSUs vested during the period. During the six months ended June 30, 2024, 175,493 stock options vested. As of June 30, 2024, there were a total of 306,195 stock options exercisable.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
(2) Represents restricted stock and PSUs vested during the period. During the six months ended June 30, 2023, 130,702 stock options vested and were exercisable as of June 30, 2023.
7.    Income Taxes
In 2022, the Company became the sole owner of GREP. GREP is a disregarded entity for U.S. federal income tax purposes. As a result of the Business Combination, the Funds' net assets were transferred to the Company resulting in carryover tax basis of those assets. The Company is a C corporation and subject to U.S. federal income tax and state and local income taxes.
The Company records income taxes through the use of an estimated annual effective tax rate and specific events that are discretely recognized as they occur. For the three and six months ended June 30, 2024, the Company recorded income tax expense of $1.7 million and $6.5 million, respectively. For the three and six months ended June 30, 2023, the Company recorded income tax expense of $4.1 million and $14.9 million, respectively.
At the end of each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The Company’s effective income tax rate was 24.8% and 23.4% for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, the Company’s effective income tax rate was 32.1% and 24.6%, respectively. The effective tax rate differs from the enacted statutory rate of 21% primarily due to the impact of certain discrete items and state income taxes.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of June 30, 2024 and December 31, 2023, the Company had no unrecognized tax benefits and did not recognize any interest or penalties during those respective periods related to unrecognized tax benefits.
On August 16, 2022, the Inflation Reduction Act (the "IRA") was enacted into law and includes significant changes related to tax, climate change, energy and health care. The provisions within IRA, among other things, include (i) a new 15% corporate alternative minimum tax on certain large corporations, (ii) a new nondeductible 1% excise tax on the value of certain stock that a company repurchases, and (iii) various tax incentives for energy and climate initiatives. Each of these provisions was effective for tax years beginning after December 31, 2022. The Department of Treasury is expected to continue to publish regulations relevant to many aspects of the IRA. The Company currently does not believe that there will be a material impact on its cash taxes or income tax expense for the 2024 tax year or future periods but will continue to monitor potential impacts.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
8.    Debt
The carrying value of the Company’s total debt was $165.0 million and $110.0 million at June 30, 2024 and December 31, 2023, respectively.
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
On April 1, 2024, the Company entered into the Resignation, Appointment, Assignment and Third Amendment to Credit Agreement (the “Third Amendment”) by and among the Company, as borrower, Texas Capital Bank, as resigning administrative agent, Bank of America, N.A. (“Bank of America”), as successor administrative agent, and the lenders from time to time party thereto. The Third Amendment, among other things, (a) appointed Bank of America as administrative agent and L/C Issuer (as defined therein), replacing Texas Capital Bank, (b) increased the size of the lender group by adding nine new banks, with one bank exiting the facility, (c) increased the borrowing base from $275.0 million to $300.0 million, and (d) increased the aggregate elected commitments from $240.0 million to $300.0 million. In connection with the Third Amendment and the increase in the size of the lender group, certain lenders decreased their commitment amounts and one bank exited the facility, which resulted in a write-off of $2.2 million in deferred financing costs that were previously capitalized in “other long-term assets” in the accompanying condensed consolidated balance sheets. This $2.2 million is included in “interest expense” in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2024 and is added back as a non-cash adjustment to operating activities in the condensed consolidated statements of cash flows. The Company capitalized approximately $3.0 million in expenses related to the Third Amendment that are included in “other long-term assets” in the accompanying condensed consolidated balance sheets.
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
At June 30, 2024, the Company had outstanding borrowings of $165.0 million and $0.3 million of outstanding letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $134.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company’s and its restricted subsidiaries’ assets.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
At June 30, 2024, the Company was in compliance with all financial covenants required by the Credit Agreement.
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
Common Stock Dividends - The Company paid dividends of $14.4 million, or $0.11 per share, and $28.7 million, or $0.22 per share during the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, the Company paid dividends of $14.6 million, or $0.11 per share, and $29.3 million, or $0.22 per share, respectively.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
10.    Related Party Transactions
On the Closing Date of the Business Combination, Grey Rock Administration, LLC (the “Manager”) entered into a Management Services Agreement with Granite Ridge (the “MSA”). Under the MSA, the Manager provides general management, administrative, and operating services covering the oil and gas assets and other properties of the Company and other day-to-day business and affairs of the Company. In accordance with the MSA, the Company pays the Manager an annual services fee of $10.0 million and reimburses the Manager for certain Granite Ridge group costs related to the operation of the Company’s assets (including for third-party costs allocated or attributable to the assets of the Company). The initial term of the MSA expires on April 30, 2028; however, the MSA will automatically renew for additional consecutive one-year renewal terms until terminated in accordance with its terms. Upon any termination of the MSA, the Manager shall provide transition services for a period of up to 90 days.
For the three and six months ended June 30, 2024, service fees for the Company under the MSA were approximately $2.5 million and $5.0 million for each period and are included in general and administrative expenses within the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2023, service fees for the Company under the MSA of $2.5 million and $5.0 million, respectively, were consistent with the same periods of 2024.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
The following table presents the basic and diluted earnings per share computations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income	$5,101	$8,737	$21,327	$45,603
Participating basic earnings (a)	(59)	(34)	(94)	(65)
Basic earnings attributable to common stockholders	5,042	8,703	21,233	45,538
Reallocation of participating earnings	—	—	—	—
Diluted earnings attributable to common stockholders	$5,042	$8,703	$21,233	$45,538

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	130,204	132,866	130,170	132,933
Dilutive performance stock units	32	11	26	6
Dilutive stock options	15	3	11	2
Weighted average common shares outstanding – diluted	130,251	132,880	130,207	132,941

Net income per common share:
Basic	$0.04	$0.07	$0.16	$0.34
Diluted	$0.04	$0.07	$0.16	$0.34
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
outstanding warrant was converted into 0.225 shares of the Company’s common stock, and subsequently, no warrants remained outstanding.
The following table is a summary of the PSUs and stock options, which were not included in the computation of diluted earnings per share, as inclusion of these items would be antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Number of antidilutive common shares:
Antidilutive performance stock units	98,406	27,263	56,555	16,030
Antidilutive stock options	511,706	389,374	474,389	218,649
Total antidilutive common shares	610,112	416,637	530,944	234,679
13.    Subsequent Events
Dividend
The Company’s Board of Directors declared a regular quarterly dividend of $0.11 per share payable on September 13, 2024 to shareholders of record as of August 30, 2024. Future declarations of dividends are subject to approval by the Board of Directors.
Acquisitions
Subsequent to the end of the quarter, the Company closed on various acquisitions for a total purchase price of $22.7 million, of which $20.4 million were acquisitions in the Permian Basin.
New Commodity Derivative Contracts
In July 2024, the Company entered into the following oil derivative contracts to hedge additional amounts of estimated future production.

	Third Quarter	Fourth Quarter	2024 Total	2025	2026
Collar (oil)
Volume (Bbl)	—	—	—	1,182,000	—
Weighted-average floor price ($/Bbl)	$—	$—	$—	$60.00	$—
Weighted-average ceiling price ($/Bbl)	$—	$—	$—	$78.55	$—
Swaps (oil)
Volume (Bbl)	3,000	7,000	10,000	—	—
Weighted-average price ($/Bbl)	$75.76	$75.76	$75.76	$—	$—
14.    Supplementary Data
Capitalized Costs

(in thousands)	June 30, 2024	December 31, 2023
Oil and natural gas properties:
Proved	$1,332,137	$1,198,845
Unproved	52,238	37,838
Less: accumulated depletion	(549,466)	(467,141)
Net capitalized costs for oil and natural gas properties (1)	$834,909	$769,542

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Costs Incurred for Oil and Natural Gas Producing Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Property acquisition costs:
Proved	$1,677	$1,309	$2,824	$19,298
Unproved	17,115	3,161	18,596	12,791
Development costs	66,951	58,739	129,590	157,345
Total costs incurred for oil and natural gas properties	$85,743	$63,209	$151,010	$189,434

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
Our oil price differential to the NYMEX benchmark price during the three months ended June 30, 2024 and 2023 was a discount of $(3.97) per barrel and $(0.83) per barrel, respectively. For the six months ended June 30, 2024 and 2023, our oil price differential to the NYMEX benchmark price was a discount of $(1.68) per barrel and $(0.32) per barrel, respectively.
Our natural gas price differential to the average NYMEX price during the three months ended June 30, 2024 and 2023 was a discount of $(0.09) per Mcf and a premium of $0.71 per Mcf, respectively. For the six months ended June 30, 2024 and 2023, our natural gas price differential to the average NYMEX price was a discount of $(0.20) per Mcf and a premium of $0.29 per Mcf, respectively.
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
Prices for various quantities of oil and natural gas that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average NYMEX Prices (1)
Oil (per Bbl)	$81.81	$73.69	$79.69	$74.83
Natural gas (per Mcf)	$2.07	$2.33	$2.11	$2.55
(1)Based on average NYMEX closing prices.
For the three months ended June 30, 2024, the average NYMEX oil pricing was $81.81 per barrel of oil, or 11% higher than the average NYMEX price per barrel for the three months ended June 30, 2023. Our settled derivatives decreased our realized oil price per barrel by $0.38 for the three months ended June 30, 2024 and increased our realized oil price per barrel by $1.94 for the three months ended June 30, 2023. For the three months ended June 30, 2024, our average realized oil price per barrel after reflecting settled derivatives was $77.46 compared to $74.80 for the three months ended June 30, 2023. For the six months ended June 30, 2024, the average NYMEX oil pricing was $79.69 per barrel of oil, or 6% higher than the average NYMEX price per barrel for the six months ended June 30, 2023. Our settled derivatives decreased our realized oil price per barrel by $0.14 for the six months ended June 30, 2024 and increased our realized oil price per barrel by $1.98 for the six months ended June 30, 2023. For the six months ended June 30, 2024, our average realized oil price per barrel after reflecting settled derivatives was $77.87 compared to $76.49 for the six months ended June 30, 2023.
For the three months ended June 30, 2024, the average NYMEX natural gas pricing was $2.07 per Mcf, or 11% lower than the average NYMEX price per Mcf for the three months ended June 30, 2023. Our settled derivatives increased our realized natural gas price per Mcf by $0.65 for the three months ended June 30, 2024 and increased our realized natural gas price per Mcf by $1.02 for the three months ended June 30, 2023. For the three months ended June 30, 2024, our average realized natural gas price per Mcf after reflecting settled derivatives was $2.63 compared to $4.06 for the three months ended June 30, 2023. For the six months ended June 30, 2024, the average NYMEX natural gas pricing was $2.11 per Mcf, or 17% lower than the average NYMEX price per Mcf for the six months ended June 30, 2023. Our settled derivatives increased our realized natural gas price per Mcf by $0.50 for the six months ended June 30, 2024 and increased our realized natural gas price per Mcf by $0.83 for the six months ended June 30, 2023. For the six months ended June 30, 2024, our average realized natural gas price per Mcf after reflecting settled derivatives was $2.41 compared to $3.67 for the six months ended June 30, 2023.

Results of Operations
The following table sets forth summary production and operating data for the periods indicated. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Sales (in thousands):
Oil sales	$77,493	$69,070	$153,259	$142,545
Natural gas sales	13,159	18,487	26,389	36,322
Total revenues	90,652	87,557	179,648	178,867

Net Production:
Oil (MBbl)	996	948	1,965	1,913
Natural gas (MMcf)	6,643	6,082	13,845	12,802
Total (MBoe)(1)	2,103	1,962	4,273	4,047
Average Daily Production:
Oil (Bbl)	10,940	10,418	10,795	10,569
Natural gas (Mcf)	72,997	66,835	76,074	70,729
Total (Boe)(1)	23,106	21,557	23,474	22,357

Average Sales Prices:
Oil (per Bbl)	$77.84	$72.86	$78.01	$74.51
Effect of gain (loss) on settled oil derivatives on average price (per Bbl)	(0.38)	1.94	(0.14)	1.98
Oil net of settled oil derivatives (per Bbl) (2)	77.46	74.80	77.87	76.49

Natural gas sales (per Mcf)	1.98	3.04	1.91	2.84
Effect of gain (loss) on settled natural gas derivatives on average price (per Mcf)	0.65	1.02	0.50	0.83
Natural gas sales net of settled natural gas derivatives (per Mcf) (2)	2.63	4.06	2.41	3.67

Realized price on a Boe basis excluding settled commodity derivatives	43.12	44.63	42.05	44.20
Effect of gain (loss) on settled commodity derivatives on average price (per Boe)	1.88	4.09	1.56	3.56
Realized price on a Boe basis including settled commodity derivatives (2)	45.00	48.72	43.61	47.76

Operating Expenses (in thousands):
Lease operating expenses	$13,669	$14,406	$29,148	$28,178
Production and ad valorem taxes	6,881	6,303	12,630	12,020
Depletion and accretion expense	41,592	34,969	82,533	68,821
General and administrative	6,623	8,011	13,115	16,590
Costs and Expenses (per Boe):
Lease operating expenses	$6.50	$7.34	$6.82	$6.96
Production and ad valorem taxes	3.27	3.21	2.96	2.97
Depletion and accretion	19.78	17.82	19.32	17.01
General and administrative	3.15	4.08	3.07	4.10

Net Producing Wells at Period-End:	191.94	157.57	191.94	157.57
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

Oil and Natural Gas Sales
Our revenues vary from year to year primarily due to changes in realized commodity prices and production volumes. Our oil and natural gas sales for the three months ended June 30, 2024 increased 4% from the same period in 2023. Oil revenues for the three months ended June 30, 2024 increased by 12% compared to the same period in 2023, driven by a 5% increase in production and a 7% increase in realized prices, excluding the effect of settled commodity derivatives. Natural gas revenues decreased by 29% for the three months ended June 30, 2024 compared to 2023 as a result of a 35% decrease in realized natural gas prices, excluding the effect of settled commodity derivatives, partially offset by an increase in production.
Our oil and natural gas sales for the six months ended June 30, 2024 were slightly higher than the same period in 2023. Oil revenues for the first half of 2024 increased by 8% compared to the same period in 2023, driven by a 5% increase in realized prices, excluding the effect of settled commodity derivatives, and a 3% increase in production. Natural gas revenues decreased by 27% for the first half of 2024 compared to 2023 as a result of a 33% decrease in realized natural gas prices, excluding the effect of settled commodity derivatives, partially offset by an increase in production.
Production from oil and gas properties increased for the three and six months ended June 30, 2024 as compared to the same periods of 2023 due to drilling success and the acquisition of additional net revenue interests. This increase in production is offset by the natural decline of the production rate of existing oil and natural gas wells as well as the sale of certain of our Permian Basin assets to Vital Energy, Inc. ("Vital Energy") in December 2023. The number of wells we participated in increased from 157.57 net wells on June 30, 2023 to 191.94 net wells on June 30, 2024.
Lease Operating Expenses
Lease operating expenses were $13.7 million ($6.50 per Boe) for the three months ended June 30, 2024, a decrease of 5% from $14.4 million ($7.34 per Boe) during the same period in 2023. The decrease was primarily due to a decrease of $0.6 million in transportation and gathering expenses related to certain take in kind arrangements on natural gas volumes, which have declined in the Haynesville area. In addition, workover and repair and maintenance expenses for the second quarter of 2024 are lower than the same period of 2023, partially offset by an increase in certain other lease operating expenses as a result of an increase in well count due to acquisitions and additional wells successfully drilled and completed.
Lease operating expenses were $29.1 million ($6.82 per Boe) for the six months ended June 30, 2024, an increase of 3% from $28.2 million ($6.96 per Boe) during the same period in 2023. The increase was primarily due to an increase in well count due to acquisitions and additional wells successfully drilled and completed, higher compression and saltwater disposal costs and overall increased cost of services, partially offset by a decrease of $0.9 million in transportation and gathering expenses related to certain take in kind arrangements on natural gas volumes.
Production and Ad Valorem Taxes
We generally pay production taxes based on realized oil and natural gas sales. Production taxes were $5.4 million ($2.59 per Boe) for the three months ended June 30, 2024 compared to $5.7 million ($2.90 per Boe) during the same period in 2023. As a percentage of oil and natural gas sales, our production taxes were 6% and 7% during the three months ended June 30, 2024 and 2023, respectively.
Production taxes were $9.7 million ($2.28 per Boe) for the six months ended June 30, 2024 compared to $10.8 million ($2.66 per Boe) during the same period in 2023. As a percentage of oil and natural gas sales, our production taxes were 5% and 6% during the six months ended June 30, 2024 and 2023, respectively.
Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.
Ad valorem taxes increased during both the three and six months ended June 30, 2024 as compared to the same periods in 2023, primarily due to additional wells drilled and completed and new wells acquired.

Depletion and Accretion
Depletion and accretion was $41.6 million ($19.78 per Boe) for the three months ended June 30, 2024, an increase of 19% from $35.0 million ($17.82 per Boe) during the same period in 2023. The increase in depletion and accretion expense was primarily due to the increase in depletion expense resulting from the increase in production and depletion rate.
Depletion and accretion was $82.5 million ($19.32 per Boe) for the six months ended June 30, 2024, an increase of 20% from $68.8 million ($17.01 per Boe) during the same period in 2023. The increase in depletion and accretion expense was primarily due to the increase in depletion expense resulting from the increase in production and depletion rate.
Impairment of Unproved Properties
In the first quarter of 2024, we recognized impairment expense of $0.7 million on unproved properties in the Permian Basin as the operator of those properties no longer intends to drill certain locations.
General and Administrative
The following table provides components of our general and administrative expenses for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
General and administrative expenses	$6,040	$7,636	$12,020	$15,156
Non-cash stock-based compensation	583	375	1,095	1,434
Total general and administrative expenses	$6,623	$8,011	$13,115	$16,590
Total general and administrative expenses were $6.6 million ($3.15 per Boe) for the three months ended June 30, 2024, a decrease of 17% from $8.0 million ($4.08 per Boe) during the same period in 2023. The decrease was primarily due to $2.5 million of costs directly related to the Warrant Exchange in the three months ended June 30, 2023, partially offset by increased professional service expenses.
Total general and administrative expenses were $13.1 million ($3.07 per Boe) for the six months ended June 30, 2024, a decrease of 21% from $16.6 million ($4.10 per Boe) during the same period in 2023. The decrease was primarily due to $2.5 million of costs directly related to the Warrant Exchange in the six months ended June 30, 2023, higher stock-based compensation, and higher professional services and legal costs during the first half of 2023 as compared to 2024.
Gain/(Loss) on Derivatives – Commodity Derivatives
The following table sets forth the gain (loss) on derivatives for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Gain (loss) on commodity derivatives
Oil derivatives	$718	$(10,195)	$(6,560)	$4,902
Natural gas derivatives	(1,503)	11,416	2,614	9,642
Total	$(785)	$1,221	$(3,946)	$14,544

The following table represents our net cash receipts from (payments on) derivatives for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$(376)	$1,840	$(279)	$3,793
Natural gas derivatives	4,327	6,185	6,939	10,618
Total	$3,951	$8,025	$6,659	$14,411
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
Interest Expense
Interest expense was $5.8 million for the three months ended June 30, 2024 compared to $1.2 million for the three months ended June 30, 2023. The increase in interest expense during three months ended June 30, 2024 as compared to 2023 was primarily due to the increase in interest rates and amortization of deferred financing costs, and higher average outstanding balance on the revolving credit facility.
Interest expense was $9.0 million for the six months ended June 30, 2024 compared to $1.6 million for the six months ended June 30, 2023. The increase in interest expense during the six months ended June 30, 2024 as compared to 2023 was primarily due to the increase in interest rates and amortization of deferred financing costs, and higher average outstanding balance on the revolving credit facility.
In connection with the Third Amendment to the Credit Agreement as further discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements, due to an increase in the size of the lender group, certain lenders decreased their commitment amounts and one bank exited the facility, which resulted in a write-off of $2.2 million in deferred financing costs that were previously capitalized. This $2.2 million is included in interest expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2024, which contributed to the increase in interest expense compared to the same periods of the prior year.
Loss on Derivatives – Common Stock Warrants
We recognized a loss of $11.0 million and $5.7 million during the three and six months ended June 30, 2023, respectively, from the change in fair value of the warrant liability. See Note 3 and Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional information on the common stock warrants and the Warrant Exchange.
Loss on Equity Investments
We recorded a loss of $8.8 million and $1.0 million during the three and six months ended June 30, 2024, respectively, from the change in fair value of the common and preferred stock of Vital Energy. See Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information on the common and preferred stock of Vital Energy.
Income Tax Expense (Benefit)
We recorded an income tax expense of $1.7 million and $6.5 million for the three and six months ended June 30, 2024 compared to $4.1 million and $14.9 million for the three and six months ended June 30, 2023.The effective income tax rate differs from the statutory rate primarily due to the impact of certain discrete items and state income taxes. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional discussion of income taxes.

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
As of June 30, 2024, we had $165.0 million of debt outstanding under our Credit Agreement (as defined below). We had $148.2 million of liquidity as of June 30, 2024, consisting of $134.7 million of committed borrowing availability under the Credit Agreement and $13.5 million of cash on hand. On April 1, 2024, the Company entered into the Resignation, Appointment, Assignment and Third Amendment to Credit Agreement (the “Third Amendment”) by and among the Company, as borrower, Texas Capital Bank, as resigning administrative agent, Bank of America, N.A. (“Bank of America”), as successor administrative agent, and the lenders from time to time party thereto. The Third Amendment, among other things, increased the borrowing base from $275.0 million to $300.0 million, and increased the aggregate elected commitments from $240.0 million to $300.0 million. See Note 8 to the Notes to the Condensed Consolidated Financial Statements for additional information.
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
Common Stock Dividends
We paid dividends of $14.4 million, or $0.11 per share, and $28.7 million, or $0.22 per share during the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, we paid dividends of $14.6 million, or $0.11 per share, and $29.3 million, or $0.22 per share, respectively.
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

Cash Flows
The following table summarizes our changes in cash and cash equivalents for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$132,842	$155,660
Net cash used in investing activities	(152,579)	(211,809)
Net cash provided by financing activities	22,849	19,809
Net change in cash	$3,112	$(36,340)
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
The $22.8 million decrease in operating cash flows during the six months ended June 30, 2024 as compared to the same period in 2023 was primarily due to higher interest expense and higher operating costs as well as a decrease in settlements received from commodity derivatives. Settlements received during the six months ended June 30, 2024 were $6.7 million as compared to $14.4 million of settlements received on commodity derivatives during the same period in 2023.
Our net cash provided by operating activities included a benefit of $6.4 million and a benefit of $19.4 million for the six months ended June 30, 2024 and 2023, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.
Cash Flows from Investing Activities
For the six months ended June 30, 2024, our net cash used in investing activities was $152.6 million, which consisted primarily of $135.9 million of capital expenditures for oil and natural gas properties and $20.9 million of acquisitions of oil and natural gas properties.
For the six months ended June 30, 2023, our net cash used in investing activities was $211.8 million, which consisted primarily of $182.3 million of capital expenditures for oil and natural gas properties and $29.5 million of acquisitions of oil and natural gas properties.
Cash Flows from Financing Activities
For the six months ended June 30, 2024, our net cash provided by financing activities was $22.8 million, primarily due to $55.0 million of borrowings under our Credit Agreement, partially offset by $28.7 million of dividends paid on our common stock and $0.4 million of common stock repurchases.
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
At June 30, 2024, the Company had outstanding borrowings of $165.0 million and $0.3 million of outstanding letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $134.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company’s and its restricted subsidiaries’ assets.
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
As of June 30, 2024, we were in compliance with all financial covenants required by the Credit Agreement.
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
Planned Capital Expenditures
For 2024, we are budgeting for approximately $355 million to $365 million in total planned capital expenditures, including approximately $60 million of acquisitions of oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions, during the three months ended June 30, 2024 and 2023 totaled $67.0 million and $58.7 million, respectively, and $129.6 million and $157.3 million during the six months ended June 30, 2024 and 2023, respectively. Our capital expenditures for the six months ended June 30, 2024 were primarily funded with cash flows from operations and borrowings under the Credit Agreement. We expect to fund planned capital expenditures with cash generated from operations and, if required, borrowings under our Credit Agreement.
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
Acquisitions
The following table reflects our expenditures for acquisitions of proved and unproved properties for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Property acquisition costs:
Proved	$1,677	$1,309	$2,824	$19,298
Unproved	17,115	3,161	18,596	12,791
Total property acquisition costs	$18,792	$4,470	$21,420	$32,089
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
Critical Accounting Estimates
The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions. Further, these estimates and other factors, including those outside of management’s control, could have a significant adverse impact to the financial condition and results of operations.
In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are the choice of accounting method for oil and natural gas activities, oil and natural gas reserve estimation, asset retirement obligations, revenue recognition, impairment of long-lived assets and valuation of financial derivatives.
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2024. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our 2023 Form 10-K.
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
We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. A 10% increase in average commodity prices would have decreased the fair value of commodity derivatives by $14.9 million at June 30, 2024. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.

We generally use derivatives to economically hedge a portion of our anticipated future production. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under our Credit Agreement.
Interest Rate Risk
At June 30, 2024, our exposure to interest rate changes related primarily to the borrowings under the Credit Agreement. The interest we pay on these borrowings is set periodically based upon market rates. We had total indebtedness of $165.0 million outstanding under our Credit Agreement at June 30, 2024. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.7 million.
We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at June 30, 2024.
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
As of June 30, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective at a level of reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Our Company was not a party to any material legal proceedings during the three months ended June 30, 2024. In the future, the Company may be subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those described in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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
10.1
Resignation, Appointment, Assignment and Third Amendment to Credit Agreement, dated as of April 1, 2024, by and among Granite Ridge Resources, Inc., as borrower, Texas Capital Bank, as resigning administrative agent, Bank of America, N.A., as successor administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2024).

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________
*    Filed or furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE RIDGE RESOURCES, INC.

August 8, 2024	By:	/s/ LUKE C. BRANDENBERG
		Name:	Luke C. Brandenberg
		Title:	President and Chief Executive Officer

August 8, 2024	By:	/s/ TYLER S. FARQUHARSON
		Name:	Tyler S. Farquharson
		Title:	Chief Financial Officer

August 8, 2024	By:	/s/ KIMBERLY A. WEIMER
		Name:	Kimberly A. Weimer
		Title:	Chief Accounting Officer