Form 10-Q
period 2024-09-30
Granite Ridge Resources, Inc.
filed 2024-11-07
CIK 1928446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At November 4, 2024, there were 130,743,952 shares of our common stock, par value $0.0001, outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(in thousands, except par value and share data)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$23,102	$10,430
Revenue receivable	58,504	72,934
Advances to operators	11,756	4,928
Prepaid and other current assets	2,592	1,716
Derivative assets - commodity derivatives	8,489	11,117
Equity investments	27,651	50,427
Total current assets	132,094	151,552
Property and equipment:
Oil and gas properties, successful efforts method	1,492,861	1,236,683
Accumulated depletion	(593,411)	(467,141)
Total property and equipment, net	899,450	769,542
Long-term assets:
Derivative assets - commodity derivatives	—	1,189
Other long-term assets	4,331	4,821
Total long-term assets	4,331	6,010
Total assets	$1,035,875	$927,104
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$83,231	$60,875
Other liabilities	1,233	1,204
Total current liabilities	84,464	62,079
Long-term liabilities:
Long-term debt	195,000	110,000
Derivative liabilities - commodity derivatives	676	—
Asset retirement obligations	10,433	9,391
Deferred tax liability	84,722	73,989
Total long-term liabilities	290,831	193,380
Total liabilities	375,295	255,459
Stockholders' Equity:
Common stock, $0.0001 par value, 431,000,000 shares authorized, 136,424,207 and 136,040,777 issued at September 30, 2024 and December 31, 2023, respectively	14	14
Additional paid-in capital	654,857	653,174
Retained earnings	42,051	54,782
Treasury stock, at cost, 5,680,255 and 5,677,627 shares at September 30, 2024 and December 31, 2023, respectively	(36,342)	(36,325)
Total stockholders' equity	660,580	671,645
Total liabilities and stockholders' equity	$1,035,875	$927,104
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenues:
Oil and natural gas sales	$94,075	$108,404	$273,723	$287,271
Operating costs and expenses:
Lease operating expenses	13,026	16,935	42,174	45,113
Production and ad valorem taxes	6,345	7,790	18,975	19,810
Depletion and accretion expense	44,149	44,267	126,682	113,088
Impairments of unproved properties	—	—	732	—
Exploration expense	283	1,560	283	1,560
General and administrative (including non-cash stock-based compensation of $588 and $1,683 for the three and nine months ended September 30, 2024)	5,590	5,249	18,705	21,839
Total operating costs and expenses	69,393	75,801	207,551	201,410
Net operating income	24,682	32,603	66,172	85,861
Other income (expense):
Gain (loss) on derivatives - commodity derivatives	11,841	(8,129)	7,895	6,415
Interest expense	(4,820)	(1,356)	(13,797)	(2,906)
Loss on derivatives - common stock warrants	—	(8)	—	(5,742)
Loss on equity investments	(18,320)	—	(19,315)	—
Dividend income	—	—	269	—
Other	1	—	2	—
Total other income (expense)	(11,298)	(9,493)	(24,946)	(2,233)
Income before income taxes	13,384	23,110	41,226	83,628
Income tax expense	4,330	5,153	10,845	20,068
Net income	$9,054	$17,957	$30,381	$63,560

Net income per share:
Basic	$0.07	$0.13	$0.23	$0.48
Diluted	$0.07	$0.13	$0.23	$0.48
Weighted-average number of shares outstanding:
Basic	130,204	134,396	130,182	133,426
Diluted	130,242	134,421	130,219	133,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

Three Months Ended September 30, 2024
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of June 30, 2024	136,424	$14	$654,269	$47,380	(5,680)	$(36,342)	$665,321
Stock-based compensation	—	—	588	—	—	—	588
Common stock dividend declared ($0.11 per share)	—	—	—	(14,383)	—	—	(14,383)
Net income	—	—	—	9,054	—	—	9,054
As of September 30, 2024	136,424	$14	$654,857	$42,051	(5,680)	$(36,342)	$660,580

Three Months Ended September 30, 2023
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of June 30, 2023	135,949	$14	$609,909	$48,610	(972)	$(6,208)	$652,325
Stock-based compensation	—	—	379	—	—	—	379
Purchase of treasury stock	—	—	—	—	(868)	(6,366)	(6,366)
Common stock dividend declared ($0.11 per share)	—	—	—	(14,809)	—	—	(14,809)
Common stock issued in warrant exchange	104	—	689	—	—	—	689
Common stock issued for exercise of warrants	1	—	5	—	—	—	5
Net income	—	—	—	17,957	—	—	17,957
As of September 30, 2023	136,054	$14	$610,982	$51,758	(1,840)	$(12,574)	$650,180

Nine Months Ended September 30, 2024
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of January 1, 2024	136,041	$14	$653,174	$54,782	(5,678)	$(36,325)	$671,645
Grants of restricted stock	383	—	—	—	—	—	—
Stock-based compensation	—	—	1,683	—	—	—	1,683
Purchase of treasury stock	—	—	—	—	(2)	(17)	(17)
Common stock dividend declared ($0.33 per share)	—	—	—	(43,112)	—	—	(43,112)
Net income	—	—	—	30,381	—	—	30,381
As of September 30, 2024	136,424	$14	$654,857	$42,051	(5,680)	$(36,342)	$660,580

Nine Months Ended September 30, 2023
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of December 31, 2022	133,295	$13	$590,232	$32,388	(26)	$(229)	$622,404
Adoption of ASU No. 2016 -13 (Note 2)	—	—	—	(118)	—	—	(118)
As of January 1, 2023	133,295	$13	$590,232	$32,270	(26)	$(229)	$622,286
Grants of restricted stock	403	—	—	—	—	—	—
Cancellation of vesting shares	(221)	—	—	—	—	—	—
Vesting shares	—	—	1,287	—	—	—	1,287
Stock-based compensation	—	—	1,813	—	—	—	1,813
Purchase of treasury stock	—	—	—	—	(1,814)	(12,345)	(12,345)
Common stock dividend declared ($0.33 per share)	—	—	—	(44,072)	—	—	(44,072)
Common stock issued in warrant exchange	2,576	1	17,645	—	—	—	17,646
Common stock issued for exercise of warrants	1	—	5	—	—	—	5
Net income	—	—	—	63,560	—	—	63,560
As of September 30, 2023	136,054	$14	$610,982	$51,758	(1,840)	$(12,574)	$650,180
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(in thousands)	2024	2023
Operating activities:
Net income	$30,381	$63,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and accretion expense	126,682	113,088
Abandonments expense	—	1,560
Impairments of unproved properties	732	—
(Gain) loss on derivatives - commodity derivatives	(7,895)	(6,415)
Net cash receipts from commodity derivatives	12,389	18,830
Stock-based compensation	1,683	1,813
Amortization of deferred financing costs	3,162	490
Loss on derivatives - common stock warrants	—	5,742
Unrealized loss on equity investments	19,415	—
Deferred income taxes	10,733	17,069
Other	(145)	(146)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Revenue receivable	14,429	(10,545)
Accrued expenses	(3,240)	2,627
Prepaid and other current assets	(877)	1,854
Other payable	87	3,165
Net cash provided by operating activities	207,536	212,692
Investing activities:
Capital expenditures for oil and natural gas properties	(193,376)	(237,138)
Acquisition of oil and natural gas properties	(51,994)	(49,427)
Proceeds from sale of oil and natural gas properties	3,064	60
Proceeds from sale of equity investments	3,362	—
Refund of advances to operators	5,314	—
Net cash used in investing activities	(233,630)	(286,505)
Financing activities:
Proceeds from borrowing on credit facilities	85,000	117,500
Repayments of borrowing on credit facilities	—	(32,500)
Deferred financing costs	(3,004)	(28)
Payment of expenses related to formation of Granite Ridge Resources, Inc.	—	(43)
Purchase of treasury shares	(418)	(11,765)
Proceeds from issuance of common stock	—	5
Payment of dividends	(43,112)	(44,072)
Net cash provided by financing activities	38,466	29,097
Net change in cash and restricted cash	12,372	(44,716)
Cash and restricted cash at beginning of period	10,730	51,133
Cash and restricted cash at end of period	$23,102	$6,417
Supplemental disclosure of non-cash investing activities:
Oil and natural gas property development costs in accrued expenses	$40,003	$(13,068)
Advances to operators applied to development of oil and natural gas properties	$80,320	$88,463
Cash and restricted cash:
Cash	$23,102	$6,117
Restricted cash included in other long-term assets	—	300
Cash and restricted cash	$23,102	$6,417
The accompanying notes are an integral part of these condensed consolidated financial statements.T

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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and all other wholly owned subsidiaries created in connection with the Business Combination. References to the “Company” prior to October 24, 2022 refer to the combined business of the Funds and references after October 24, 2022 refer to the consolidated business of Granite Ridge. All intercompany balances and transactions have been eliminated in consolidation.
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
The Company’s estimates of oil and natural gas reserves are, by necessity, projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effect of regulations by governmental agencies, and assumptions governing future oil and natural gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to the extent that these reserves are later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of expected oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity of the reserves, which could affect the carrying value of the Company’s oil and natural gas properties and/or the rate of depletion related to the oil and natural gas properties.
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
Revenue Receivable
Revenue receivable is comprised of accrued oil and natural gas sales. The operators remit payment for production directly to the Company. In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding revenue receivable balance at the date of non-performance. The Company monitors this exposure primarily by reviewing credit ratings, financial statements and payment history. Revenue receivables are generally unsecured and typically received from the operator one to three months after production. The Company had an allowance for expected credit losses of $0.2 million at September 30, 2024 and $0.2 million at December 31, 2023, which was based on a historical loss rate.
The Company considers forecasts of future economic conditions in the estimate of its expected credit losses, in particular whether there is an increase in the probability that the Company’s counterparties are unable to pay their obligations when due, and adjusts its allowance for expected credit losses when necessary.
Advance to Operators
The Company participates in the drilling of oil and natural gas wells with other working interest partners. Due to the capital-intensive nature of oil and natural gas drilling activities, partner operators may request advance payments from working interest partners for their share of the costs. The Company expects such advances to be applied by these operators against joint interest billings for its share of drilling operations within 90 days from when the advance is paid. Changes in advances to operators are presented as an investing outflow within capital expenditures for oil and natural gas properties on the condensed consolidated statements of cash flows.

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
Capitalized leasehold costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized drilling and development costs and integrated assets is based on the unit-of-production method using proved developed reserves. The Company recognized depletion expense of $43.9 million and $44.1 million for the three months ended September 30, 2024 and 2023, respectively, and $126.1 million and $112.7 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable; for instance, when there are declines in commodity prices or well performance. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair market value as determined by discounted future cash flows using a discount rate similar to that used by market participants, or comparable market value if available, is recognized at that time. Estimating future cash flows involves the use of judgments, including estimation of the proved and risk-adjusted unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs and cash flows from integrated assets. There was no proved property impairment recorded for the three or nine months ended September 30, 2024 or 2023.
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. The Company did not record any unproved property impairment for the three months ended September 30, 2024 but recorded unproved property impairment of $0.7 million for the nine months ended September 30, 2024 in the Permian Basin as the operator no longer intends to drill certain locations. There was no unproved property impairment recorded for the three or nine months ended September 30, 2023.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Equity Investments
In December 2023, the Company completed the sale of certain of its Permian Basin assets to Vital Energy, Inc. ("Vital Energy") for consideration of 561,752 shares of Vital Energy's common stock and 541,155 shares of Vital Energy's 2.0% cumulative mandatorily convertible preferred securities. On June 4, 2024, the 2.0% cumulative mandatorily convertible preferred securities were converted into the equivalent number of shares of Vital Energy’s common stock. During the three months ended September 30, 2024 the Company divested 75,000 shares of Vital Energy’s common stock and realized a gain on sale of $0.1 million included in loss on equity investments within the Company’s condensed consolidated statements of operations. As of September 30, 2024, the Company held 1,027,907 shares of Vital Energy’s common stock.
The Company follows the guidance in ASC 321, Investments - Equity Securities ("ASC 321") for its investment in the common and preferred stock of Vital Energy. ASC 321 requires equity investments with readily determinable fair values to be measured at fair value, with unrealized holding gains and losses recorded as a gain or loss in the condensed consolidated statements of operations. For the preferred stock that did not have a readily determinable fair value, the Company did not elect the measurement alternative in ASC 321 and instead accounted for the preferred stock at fair value with unrealized gains and losses recorded through net income for the periods until the preferred stock was converted into common stock. For the three and nine months ended September 30, 2024, an unrealized loss of $18.4 million and $19.4 million, respectively, is included in loss on equity investments within the condensed consolidated statements of operations that reflects the change in fair value of the common stock.
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
The Company’s disaggregated revenue has two primary sources: oil sales and natural gas sales. Substantially all of the Company’s oil and natural gas sales come from five geographic areas in the United States: the Eagle Ford Basin (Texas), the Permian Basin (Texas/New Mexico), the Haynesville Basin (Texas/Louisiana), the Denver-Julesburg “DJ” Basin (Colorado), and the Bakken Basin (Montana/North Dakota). The following tables present the disaggregation of the Company’s oil revenues and natural gas revenues by basin for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Oil	$85,503	$88,210	$238,761	$230,755
Natural gas	8,572	20,194	34,962	56,516
Total	$94,075	$108,404	$273,723	$287,271

Permian	$62,004	$66,586	$168,178	$168,920
Eagle Ford	13,419	12,279	42,946	34,000
Bakken	9,940	14,005	31,288	39,124
Haynesville	3,229	5,968	12,176	20,001
DJ	5,483	9,566	19,135	25,226
Total	$94,075	$108,404	$273,723	$287,271
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
Volume of Derivative Activities
The following table sets forth the Company’s outstanding commodity derivative contracts as of September 30, 2024.

	Q4 2024	2025	2026
Collar (oil)
Volume (Bbl)	311,496	1,898,739	—
Weighted-average floor price ($/Bbl)	$64.13	$60.93	$—
Weighted-average ceiling price ($/Bbl)	$84.97	$79.86	$—
Swaps (oil)
Volume (Bbl)	128,277	—	—
Weighted-average price ($/Bbl)	$79.30	$—	$—
Collar (natural gas)
Volume (Mcf)	1,899,000	9,439,829	7,650,176
Weighted-average floor price ($/Mcf)	$3.50	$3.15	$3.28
Weighted-average ceiling price ($/Mcf)	$5.12	$4.13	$4.01
Swaps (natural gas)
Volume (Mcf)	1,895,588	2,585,050	656,000
Weighted-average price ($/Mcf)	$3.55	$3.18	$3.31
The following table summarizes the amounts reported in the condensed consolidated statements of operations related to the commodity derivative instruments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Gain (loss) on commodity derivatives
Oil derivatives	$8,423	$(9,808)	$1,863	$(4,906)
Natural gas derivatives	3,418	1,679	6,032	11,321
Total	$11,841	$(8,129)	$7,895	$6,415
The following table represents the Company’s net cash receipts from commodity derivatives for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net cash receipts from commodity derivatives
Oil derivatives	$637	$119	$358	$3,912
Natural gas derivatives	5,092	4,300	12,031	14,918
Total	$5,729	$4,419	$12,389	$18,830
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
The Company recorded a loss of $5.7 million during the nine months ended September 30, 2023 from the change in fair value of the warrant liability in the condensed consolidated statements of operations. On June 22, 2023, the Company issued 2,471,738 shares of common stock in exchange for 9,887,035 warrants tendered in the Offer, with a minimal cash settlement in lieu of partial shares. In July 2023, each remaining outstanding warrant was converted into 0.225 shares of the Company's common stock, and subsequently, no warrants remained outstanding. The warrants exchanged in the Offer were marked to fair value on the date of settlement, and the liability of $17.0 million and $0.7 million related to the exchanged common stock warrants was removed from the condensed consolidated balance sheet in June 2023 and July 2023, respectively, and the issuance of shares of the Company’s common stock was reflected in stockholders’ equity. See Note 9 for further discussion of the Warrant Exchange.
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments - commodity derivatives	$8,489	$8,489	$12,306	$12,306
Equity instruments	$27,651	$27,651	$50,427	$50,427

Liabilities:
Revolving credit facilities	$195,000	$195,000	$110,000	$110,000
Derivative instruments - commodity derivatives	$676	$676	$—	$—

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
On June 4, 2024, the 2.0% cumulative mandatorily convertible preferred securities of Vital Energy were converted into 541,155 shares of common stock of Vital Energy. Prior to this conversion, the common shares of Vital Energy owned by the Company were not entitled to vote and bore a restricted legend to that effect. As of September 30, 2024, the Company held 1,027,907 shares of Vital Energy’s common stock, for which the fair value is a Level 1 measurement.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s condensed

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
consolidated balance sheets as of September 30, 2024 and December 31, 2023. The Company nets the fair value of commodity derivative instruments by counterparty in the Company’s condensed consolidated balance sheets.

	September 30, 2024
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Equity investments	$27,651	$—	$—	$27,651	$—	$27,651

Assets (at fair value):
Commodity derivatives – current portion	$—	$13,092	$—	$13,092	$(4,603)	$8,489
Commodity derivatives – noncurrent portion	—	5,636	—	5,636	(5,636)	—
Liabilities (at fair value):
Commodity derivatives – current portion	—	(4,603)	—	(4,603)	4,603	—
Commodity derivatives – noncurrent portion	—	(6,312)	—	(6,312)	5,636	(676)
Net derivative instruments	$—	$7,813	$—	$7,813	$—	$7,813

	December 31, 2023
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Equity investments - common stock	$25,554	$—	$—	$25,554	$—	$25,554
Equity investments - preferred stock	—	24,873	—	24,873	—	24,873
Total equity investments	$25,554	$24,873	$—	$50,427	$—	$50,427

Assets (at fair value):
Commodity derivatives – current portion	$—	$14,202	$—	$14,202	$(3,085)	$11,117
Commodity derivatives – noncurrent portion	—	2,534	—	2,534	(1,345)	1,189
Liabilities (at fair value):
Commodity derivatives – current portion	—	(3,085)	—	(3,085)	3,085	—
Commodity derivatives – noncurrent portion	—	(1,345)	—	(1,345)	1,345	—
Net derivative instruments	$—	$12,306	$—	$12,306	$—	$12,306

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
5.    Acquisitions and Divestitures
2024 Acquisitions
During the nine months ended September 30, 2024 and 2023, the Company acquired various oil and natural gas properties. The following table presents the cumulative adjusted purchase price of transactions accounted for as asset acquisitions in accordance with Accounting Standards Codifications (“ASC”) Topic 805, Business Combinations (“ASC 805”) by basin included in oil and gas properties on the Company’s condensed consolidated balance sheets:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Permian	43,922	22,794
Eagle Ford	—	490
Bakken	1,981	—
Haynesville	—	2,079
DJ	5,325	17,418
Appalachian	3,111	—
Total	$54,339	$42,781
In addition, during the nine months ended September 30, 2024, the Company recorded closing adjustments that reduced the acquisition price of business combinations completed during 2023 by $1.5 million.
2024 Divestitures
During the nine months ended September 30, 2024, the Company sold partial interests in certain proved and unproved properties in exchange for total consideration of $3.9 million.
2023 Business Combination
In September 2023, the Company closed on an acquisition treated as a business combination where it received proved developed producing oil and natural gas properties with approximately 281 net acres. The properties are located in the Permian, Eagle Ford and DJ basins. Total adjusted consideration of $8.2 million was paid for these oil and natural gas properties. Asset retirement obligations acquired were $0.2 million.
6.    Stock Incentive Plan
The Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan (the “Plan”) provides the Company the ability to grant, among other award types, stock options, restricted stock awards, and PSUs to directors, officers, employees and consultants or advisors employed by or providing service to the Company.
During the first quarter of 2024, the Company granted restricted stock awards, stock options, and PSUs. Stock-based compensation expense during the three and nine months ended September 30, 2024 was $0.6 million and $1.7 million, respectively. During the first quarter of 2023, the Company granted restricted stock awards, fully vested stock awards, stock options, and PSUs. Stock-based compensation expense during the three and nine months ended September 30, 2023 was $0.4 million and $1.8 million, respectively.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
A summary of the Company’s activity under the Plan for the restricted stock awards, PSUs and stock options for the nine months ended September 30, 2024 is presented below:

	Restricted Stock Awards	Performance Stock Units	Stock Options
Outstanding at December 31, 2023	295,990	26,574	392,108
Awards granted (1)	383,430	70,958	134,375
Awards vested (2)	(139,790)	—	—
Outstanding at September 30, 2024	539,630	97,532	526,483

(1) Weighted average grant date fair value per share/unit	$6.07	$8.64	$1.38
(2) Represents restricted stock and PSUs vested during the period. During the nine months ended September 30, 2024, 175,493 stock options vested. As of September 30, 2024, there were a total of 306,195 stock options exercisable.

A summary of the Company’s activity under the Plan for the restricted stock awards, PSUs and stock options for the nine months ended September 30, 2023 is presented below:

	Restricted Stock Awards	Performance Stock Units	Stock Options
Outstanding at December 31, 2022	—	—	—
Awards granted (1)	308,938	26,574	392,108
Awards vested (2)	—	—	(130,702)
Outstanding at September 30, 2023	308,938	26,574	261,406

(1) Weighted average grant date fair value per share/unit	$5.72	$6.01	$0.82
(2) Represents restricted stock and PSUs vested during the period. During the nine months ended September 30, 2023, 130,702 stock options vested and were exercisable as of September 30, 2023.

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
The Company records income taxes through the use of an estimated annual effective tax rate and specific events that are discretely recognized as they occur. For the three and nine months ended September 30, 2024, the Company recorded income tax expense of $4.3 million and $10.8 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded income tax expense of $5.2 million and $20.1 million, respectively.
At the end of each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The Company’s effective income tax rate was 32.4% and 26.3% for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, the Company’s effective income tax rate was 22.3% and 24.0%, respectively. The effective tax rate differs from the enacted statutory rate of 21% primarily due to the impact of certain discrete items, such as adjusting deferred balances for filed tax returns, and state income taxes.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of September 30, 2024 and December 31, 2023, the Company had no unrecognized tax benefits and did not recognize any interest or penalties during those respective periods related to unrecognized tax benefits.
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
8.    Debt
The carrying value of the Company’s total debt was $195.0 million and $110.0 million at September 30, 2024 and December 31, 2023, respectively.
Granite Ridge Credit Agreement
On October 24, 2022, Granite Ridge entered into a senior secured revolving credit agreement with a syndicate of banks (as amended, the “Credit Agreement”). The Credit Agreement has a maturity date of five years from the effective date thereof.
The Credit Agreement initially provided for aggregate elected commitments of $150.0 million, a borrowing base of $325.0 million and an aggregate maximum revolving credit amount of $1.0 billion. The borrowing base is redetermined semiannually on or about April 1 and October 1 of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. On November 7, 2023, Granite Ridge entered into the First Amendment to the Credit Agreement (the "First Amendment") which, among other things, decreased the borrowing base from $325.0 million to $275.0 million and increased the aggregate elected commitments from $150.0 million to $240.0 million. This borrowing base decrease was a result of the disposition of certain assets in the Permian Basin to Vital Energy.
On April 1, 2024, the Company entered into the Resignation, Appointment, Assignment and Third Amendment to Credit Agreement (the “Third Amendment”) by and among the Company, as borrower, Texas Capital Bank, as resigning administrative agent, Bank of America, N.A. (“Bank of America”), as successor administrative agent, and the lenders from time to time party thereto. The Third Amendment, among other things, (a) appointed Bank of America as administrative

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
agent and L/C Issuer (as defined therein), replacing Texas Capital Bank, (b) increased the size of the lender group by adding nine new banks, with one bank exiting the facility, (c) increased the borrowing base from $275.0 million to $300.0 million, and (d) increased the aggregate elected commitments from $240.0 million to $300.0 million. In connection with the Third Amendment and the increase in the size of the lender group, certain lenders decreased their commitment amounts and one bank exited the facility, which resulted in a write-off of $2.2 million in deferred financing costs that were previously capitalized in “other long-term assets” in the accompanying condensed consolidated balance sheets. This $2.2 million is included in “interest expense” in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2024 and is added back as a non-cash adjustment to operating activities in the condensed consolidated statements of cash flows. The Company capitalized approximately $3.0 million in expenses related to the Third Amendment that are included in “other long-term assets” in the accompanying condensed consolidated balance sheets.
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
At September 30, 2024, the Company had outstanding borrowings of $195.0 million and $0.3 million of outstanding letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $104.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company’s and its restricted subsidiaries’ assets.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
At September 30, 2024, the Company was in compliance with all financial covenants required by the Credit Agreement.
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
Common Stock Dividends - The Company paid dividends of $14.4 million, or $0.11 per share, and $43.1 million, or $0.33 per share during the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, the Company paid dividends of $14.8 million, or $0.11 per share, and $44.1 million, or $0.33 per share, respectively.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
For the three and nine months ended September 30, 2024, service fees for the Company under the MSA were approximately $2.5 million and $7.5 million, respectively, and are included in general and administrative expenses within the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, service fees for the Company under the MSA were $2.5 million and $7.5 million, respectively, consistent with the same periods of 2024.
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
Derivative Counterparties - The Company uses credit and other financial criteria to evaluate the creditworthiness of counterparties to its derivative instruments. The Company believes that all of its derivative counterparties are currently acceptable credit risks. All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”) entered into with parties that are also lenders under the Company’s Credit Agreement. The Company’s obligations under the derivative instruments are secured pursuant to the Credit Agreement, and no additional collateral has been posted by the Company.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
The following table presents the basic and diluted earnings per share computations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income	$9,054	$17,957	$30,381	$63,560
Participating basic earnings (a)	(59)	(41)	(153)	(109)
Basic earnings attributable to common stockholders	8,995	17,916	30,228	63,451
Reallocation of participating earnings	—	—	—	—
Diluted earnings attributable to common stockholders	$8,995	$17,916	$30,228	$63,451

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	130,204	134,396	130,182	133,426
Dilutive performance stock units	29	11	27	8
Dilutive stock options	9	14	10	6
Weighted average common shares outstanding – diluted	130,242	134,421	130,219	133,440

Net income per common share:
Basic	$0.07	$0.13	$0.23	$0.48
Diluted	$0.07	$0.13	$0.23	$0.48
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of antidilutive common shares:
Antidilutive performance stock units	74,096	21,007	49,588	17,689
Antidilutive stock options	517,818	378,067	485,608	271,788
Total antidilutive common shares	591,914	399,074	535,196	289,477
13.    Subsequent Events
Dividend
The Company’s Board of Directors declared a regular quarterly dividend of $0.11 per share payable on December 16, 2024 to shareholders of record as of November 29, 2024. Future declarations of dividends are subject to approval by the Board of Directors.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Fourth Amendment to the Credit Agreement
On November 1, 2024, the Company and its lenders entered into the Fourth Amendment to the Credit Agreement, which amended the Credit Agreement to, among other things, increase the borrowing base and aggregate elected commitments from $300 million to $325 million.
14.    Supplementary Data
Capitalized Costs

(in thousands)	September 30, 2024	December 31, 2023
Oil and natural gas properties:
Proved	$1,423,923	$1,198,845
Unproved	68,938	37,838
Less: accumulated depletion	(593,411)	(467,141)
Net capitalized costs for oil and natural gas properties	$899,450	$769,542

Costs Incurred for Oil and Natural Gas Producing Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Property acquisition costs:
Proved	$—	$8,161	$2,824	$27,459
Unproved	32,919	11,262	51,515	24,053
Development costs	77,171	75,726	206,761	233,071
Total costs incurred for oil and natural gas properties	$110,090	$95,149	$261,100	$284,583

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
Overview
Granite Ridge is a scaled, non-operated oil and gas exploration and production company. We own a portfolio of wells and top-tier acreage across the Permian and five other prolific unconventional basins across the United States. Rather than drill wells ourselves, we increase asset diversity and decrease overhead by investing in a smaller piece of a larger number of high-graded wells drilled by proven public and private operators. As a non-operating partner, we pay our pro rata share of expenses, but we are not burdened by long-term contracts and drilling obligations common to operators.
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
•our ability to continue to identify and acquire high-quality acreage and drilling opportunities; and

•the level of our operating expenses.
In addition to the factors that affect companies in our industry generally, the location of substantially all of our acreage in the Eagle Ford, Permian, Bakken, Haynesville, Denver-Julesburg, and Appalachian Basins subjects our operating results to factors specific to these regions. These factors include the potential adverse impact of weather on drilling, production and transportation activities, particularly during the winter and spring months, as well as infrastructure limitations, transportation capacity, regulatory matters, and other factors that may specifically affect one or more of these regions.
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
Our oil price differential to the NYMEX benchmark price during the three months ended September 30, 2024 and 2023 was a discount of $(2.99) per barrel and $(3.79) per barrel, respectively. For the nine months ended September 30, 2024 and 2023, our oil price differential to the NYMEX benchmark price was a discount of $(2.27) per barrel and $(1.34) per barrel, respectively.
Our natural gas price differential to the average NYMEX price during the three months ended September 30, 2024 and 2023 was a discount of $(0.87) per Mcf and $(0.08) per Mcf, respectively. For the nine months ended September 30, 2024 and 2023, our natural gas price differential to the average NYMEX price was a discount of $(0.43) per Mcf and a premium of $0.16 per Mcf, respectively.
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
Prices for various quantities of oil and natural gas that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average NYMEX Prices (1)
Oil (per Bbl)	$76.43	$82.20	$78.58	$77.30
Natural gas (per Mcf)	$2.11	$2.66	$2.11	$2.58
(1)Based on average NYMEX closing prices.
For the three months ended September 30, 2024, the average NYMEX oil pricing was $76.43 per barrel of oil, or 7% lower than the average NYMEX price per barrel for the three months ended September 30, 2023. Our settled derivatives increased our realized oil price per barrel by $0.55 for the three months ended September 30, 2024 and increased our realized oil price per barrel by $0.11 for the three months ended September 30, 2023. For the three months ended September 30, 2024, our average realized oil price per barrel after reflecting settled derivatives was $73.99 compared to

$78.52 for the three months ended September 30, 2023. For the nine months ended September 30, 2024, the average NYMEX oil pricing was $78.58 per barrel of oil, or 2% higher than the average NYMEX price per barrel for the nine months ended September 30, 2023. Our settled derivatives increased our realized oil price per barrel by $0.11 for the nine months ended September 30, 2024 and increased our realized oil price per barrel by $1.29 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, our average realized oil price per barrel after reflecting settled derivatives was $76.42 compared to $77.25 for the nine months ended September 30, 2023.
For the three months ended September 30, 2024, the average NYMEX natural gas pricing was $2.11 per Mcf, or 21% lower than the average NYMEX price per Mcf for the three months ended September 30, 2023. Our settled derivatives increased our realized natural gas price per Mcf by $0.74 for the three months ended September 30, 2024 and increased our realized natural gas price per Mcf by $0.55 for the three months ended September 30, 2023. For the three months ended September 30, 2024, our average realized natural gas price per Mcf after reflecting settled derivatives was $1.98 compared to $3.13 for the three months ended September 30, 2023. For the nine months ended September 30, 2024, the average NYMEX natural gas pricing was $2.11 per Mcf, or 18% lower than the average NYMEX price per Mcf for the nine months ended September 30, 2023. Our settled derivatives increased our realized natural gas price per Mcf by $0.58 for the nine months ended September 30, 2024 and increased our realized natural gas price per Mcf by $0.72 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, our average realized natural gas price per Mcf after reflecting settled derivatives was $2.26 compared to $3.46 for the nine months ended September 30, 2023.

Results of Operations
The following table sets forth summary production and operating data for the periods indicated. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales (in thousands):
Oil sales	$85,503	$88,210	$238,761	$230,755
Natural gas sales	8,572	20,194	34,962	56,516
Total revenues	94,075	108,404	273,723	287,271

Net Production:
Oil (MBbl)	1,164	1,125	3,129	3,038
Natural gas (MMcf)	6,912	7,841	20,758	20,643
Total (MBoe)(1)	2,316	2,432	6,589	6,479
Average Daily Production:
Oil (Bbl)	12,655	12,228	11,420	11,128
Natural gas (Mcf)	75,133	85,228	75,758	75,615
Total (Boe)(1)	25,177	26,433	24,046	23,731

Average Sales Prices:
Oil (per Bbl)	$73.44	$78.41	$76.31	$75.96
Effect of gain (loss) on settled oil derivatives on average price (per Bbl)	0.55	0.11	0.11	1.29
Oil net of settled oil derivatives (per Bbl) (2)	73.99	78.52	76.42	77.25

Natural gas sales (per Mcf)	1.24	2.58	1.68	2.74
Effect of gain (loss) on settled natural gas derivatives on average price (per Mcf)	0.74	0.55	0.58	0.72
Natural gas sales net of settled natural gas derivatives (per Mcf) (2)	1.98	3.13	2.26	3.46

Realized price on a Boe basis excluding settled commodity derivatives	40.61	44.57	41.54	44.34
Effect of gain (loss) on settled commodity derivatives on average price (per Boe)	2.47	1.82	1.88	2.91
Realized price on a Boe basis including settled commodity derivatives (2)	43.08	46.39	43.42	47.25

Operating Expenses (in thousands):
Lease operating expenses	$13,026	$16,935	$42,174	$45,113
Production and ad valorem taxes	6,345	7,790	18,975	19,810
Depletion and accretion expense	44,149	44,267	126,682	113,088
General and administrative	5,590	5,249	18,705	21,839
Costs and Expenses (per Boe):
Lease operating expenses	$5.62	$6.96	$6.40	$6.96
Production and ad valorem taxes	2.74	3.20	2.88	3.06
Depletion and accretion	19.06	18.20	19.23	17.45
General and administrative	2.41	2.16	2.84	3.37

Net Producing Wells at Period-End:	195.88	175.24	195.88	175.24
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

Oil and Natural Gas Sales
Our revenues vary from year to year primarily due to changes in realized commodity prices and production volumes. Our oil and natural gas sales for the three months ended September 30, 2024 decreased 13% from the same period in 2023. Oil revenues for the three months ended September 30, 2024 decreased by 3% compared to the same period in 2023, driven by a 6% decrease in realized prices, excluding the effect of settled derivatives, partially offset by a 3% increase in production. Natural gas revenues decreased by 58% for the three months ended September 30, 2024 compared to 2023, driven by a 52% decrease in realized natural gas prices, excluding the effect of settled commodity derivatives, and a 12% decrease in production.
Oil revenues for the nine months ended September 30, 2024 increased by 3% compared to the same period in 2023, driven by a 3% increase in production. Natural gas revenues decreased by 38% for the nine months ended September 30, 2024 compared to 2023 as a result of a 39% decrease in realized natural gas prices, excluding the effect of settled commodity derivatives, partially offset by a 1% increase in production.
Production from oil and gas properties increased for the nine months ended September 30, 2024 as compared to the same period of 2023 due to drilling success and the acquisition of additional net revenue interests. This increase in production is offset by the natural decline of the production rate of existing oil and natural gas wells as well as production lost from the sale of certain of our Permian Basin assets to Vital Energy, Inc. ("Vital Energy") in December 2023. The number of net producing wells increased from 175.24 net wells on September 30, 2023 to 195.88 net wells on September 30, 2024.
Lease Operating Expenses
Lease operating expenses were $13.0 million ($5.62 per Boe) for the three months ended September 30, 2024, a decrease of 23% from $16.9 million ($6.96 per Boe) during the same period in 2023. The decrease was partially due to a decrease of $0.5 million in transportation and gathering expenses related to certain take in kind arrangements on natural gas volumes, which have declined in the Haynesville area. In addition, workover and repair and maintenance expenses for the third quarter of 2024 are lower than the same period of 2023, partially offset by an increase in certain other lease operating expenses as a result of an increase in well count due to acquisitions and additional wells successfully drilled and completed.
Lease operating expenses were $42.2 million ($6.40 per Boe) for the nine months ended September 30, 2024, a decrease of 7% from $45.1 million ($6.96 per Boe) during the same period in 2023. The decrease was primarily due to a decrease of $1.4 million in transportation and gathering expenses related to certain take in kind arrangements on natural gas volumes, which have declined in the Haynesville area. In addition, workover and repair and maintenance expenses for the nine months ended September 30, 2024 are lower than the same period of 2023, partially offset by an increase in certain other lease operating expenses.
Production and Ad Valorem Taxes
We generally pay production taxes based on realized oil and natural gas sales. Production taxes were $5.3 million ($2.29 per Boe) for the three months ended September 30, 2024, compared to $7.1 million ($2.93 per Boe) during the same period in 2023. As a percentage of oil and natural gas sales, our production taxes were 6% and 7% during the three months ended September 30, 2024 and 2023, respectively.
Production taxes were $15.0 million ($2.28 per Boe) for the nine months ended September 30, 2024 compared to $17.9 million ($2.76 per Boe) during the same period in 2023. As a percentage of oil and natural gas sales, our production taxes were 5% and 6% during the nine months ended September 30, 2024 and 2023, respectively.
Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.
Ad valorem taxes increased during both three and nine months ended September 30, 2024 as compared to the same periods in 2023, primarily due to additional wells drilled and completed and new wells acquired.

Depletion and Accretion
Depletion and accretion was $44.1 million ($19.06 per Boe) for the three months ended September 30, 2024, a decrease of 1% from $44.3 million ($18.20 per Boe) during the same period in 2023. The decrease in depletion and accretion expense was primarily due to the decrease in production partially offset by an increase in the depletion rate.
Depletion and accretion was $126.7 million ($19.23 per Boe) for the nine months ended September 30, 2024, an increase of 12% from $113.1 million ($17.45 per Boe) during the same period in 2023. The increase in depletion and accretion expense was primarily due to the increase in production and depletion rate.
Impairment of Unproved Properties
No impairment of unproved properties was recorded for the three months ended September 30, 2024 and 2023. Impairment of unproved properties was $0.7 million for the nine months ended September 30, 2024, and no impairment recorded during the same period in 2023. The impairment in 2024 was recorded on unproved properties in the Permian Basin as the operator of those properties no longer intends to drill certain locations.
Exploration Expense
Exploration expense was $0.3 million for the three and nine months ended September 30, 2024, a decrease of 82% from $1.6 million during the same time periods in 2023. The decrease in exploration expense was primarily due to $1.6 million of costs related to certain mechanical issues encountered on two wells that made them unable to produce hydrocarbons in the three and nine months ended September 30, 2023, partially offset by delay rentals recognized during the same periods in 2024.
General and Administrative
The following table provides components of our general and administrative expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
General and administrative expenses	$5,002	$4,870	$17,022	$20,026
Non-cash stock-based compensation	588	379	1,683	1,813
Total general and administrative expenses	$5,590	$5,249	$18,705	$21,839
Total general and administrative expenses were $5.6 million ($2.41 per Boe) for the three months ended September 30, 2024, an increase of 6% from $5.2 million ($2.16 per Boe) during the same period in 2023. The increase was primarily due to higher salary expense and administrative fees during three months ended September 30, 2024.
Total general and administrative expenses were $18.7 million ($2.84 per Boe) for the nine months ended September 30, 2024, a decrease of 14% from $21.8 million ($3.37 per Boe) during the same period in 2023. The decrease was primarily due to $2.5 million of costs directly related to the Warrant Exchange in the nine months ended September 30, 2023, as well as lower insurance costs for the nine months ended September 30, 2024.

Gain/(Loss) on Derivatives – Commodity Derivatives
The following table sets forth the gain (loss) on derivatives for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Gain (loss) on commodity derivatives
Oil derivatives	$8,423	$(9,808)	$1,863	$(4,906)
Natural gas derivatives	3,418	1,679	6,032	11,321
Total	$11,841	$(8,129)	$7,895	$6,415
The following table represents our net cash receipts from (payments on) derivatives for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$637	$119	$358	$3,912
Natural gas derivatives	5,092	4,300	12,031	14,918
Total	$5,729	$4,419	$12,389	$18,830
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
Interest Expense
Interest expense was $4.8 million for the three months ended September 30, 2024 compared to $1.4 million for the three months ended September 30, 2023. The increase in interest expense during three months ended September 30, 2024 as compared to 2023 was primarily due to the higher average outstanding balance on the revolving credit facility.
Interest expense was $13.8 million for the nine months ended September 30, 2024 compared to $2.9 million for the nine months ended September 30, 2023. The increase in interest expense during the nine months ended September 30, 2024 as compared to 2023 was primarily due the increase in interest rates and amortization of deferred financing costs, and higher average outstanding balance on the revolving credit facility.
In connection with the Third Amendment to the Credit Agreement executed in April 2024, due to an increase in the size of the lender group, certain lenders decreased their commitment amounts and one bank exited the facility, which resulted in a write-off of $2.2 million in deferred financing costs that were previously capitalized. This $2.2 million is included in interest expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2024, which contributed to the increase in interest expense compared to the nine months ended September 30, 2023.
Loss on Derivatives – Common Stock Warrants
We recognized a loss of $5.7 million during the nine months ended September 30, 2023 from the change in fair value of the warrant liability. See Note 3 and Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional information on the common stock warrants and the Warrant Exchange.

Loss on Equity Investments
We recorded a loss of $18.3 million and $19.3 million during the three and nine months ended September 30, 2024, respectively, from the change in fair value of the common and preferred stock of Vital Energy. See Note 2 and Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information on the common and preferred stock of Vital Energy.
Income Tax Expense (Benefit)
We recorded an income tax expense of $4.3 million and $10.8 million for the three and nine months ended September 30, 2024 compared to $5.2 million and $20.1 million for the three and nine months ended September 30, 2023.The effective income tax rate differs from the statutory rate primarily due to the impact of certain discrete items, such as adjusting deferred balances for filed tax returns, and state income taxes. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional discussion of income taxes.
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
As of September 30, 2024, we had $195.0 million of debt outstanding under our Credit Agreement (as defined below). We had $127.8 million of liquidity as of September 30, 2024, consisting of $104.7 million of committed borrowing availability under the Credit Agreement and $23.1 million of cash on hand. On November 1, 2024, the Company and its lenders entered into the Fourth Amendment to the Credit Agreement, which amended the Credit Agreement to, among other things, increase the borrowing base and aggregate elected commitments from $300 million to $325 million.
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
Common Stock Dividends
We paid dividends of $14.4 million, or $0.11 per share, and $43.1 million, or $0.33 per share during the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, we paid dividends of $14.8 million, or $0.11 per share, and $44.1 million, or $0.33 per share, respectively.
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

Cash Flows
The following table summarizes our changes in cash and cash equivalents for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$207,536	$212,692
Net cash used in investing activities	(233,630)	(286,505)
Net cash provided by financing activities	38,466	29,097
Net change in cash	$12,372	$(44,716)
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
The $5.2 million decrease in operating cash flows during the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily due to decreased oil and gas sales and higher interest expense affecting net income. This was offset in part by net cash provided by operating activities which included a benefit of $10.4 million and a reduction of $2.9 million for the nine months ended September 30, 2024 and 2023, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.
Cash Flows from Investing Activities
For the nine months ended September 30, 2024, our net cash used in investing activities was $233.6 million, which consisted primarily of $193.4 million of capital expenditures used in the development of oil and natural gas properties and $52.0 million of acquisitions of oil and natural gas properties.
For the nine months ended September 30, 2023, our net cash used in investing activities was $286.5 million, which consisted primarily of $237.1 million of capital expenditures used in the development of oil and natural gas properties and $49.4 million of acquisitions of oil and natural gas properties.
Cash Flows from Financing Activities
For the nine months ended September 30, 2024, our net cash provided by financing activities was $38.5 million, primarily due to $85.0 million of borrowings under our Credit Agreement, partially offset by $43.1 million of dividends paid on our common stock and $3.0 million of deferred financing costs.
For the nine months ended September 30, 2023, our net cash provided by financing activities was $29.1 million, primarily due to $85.0 million of net borrowings under our Credit Agreement, partially offset by $44.1 million of dividends paid on our common stock, and $11.8 million of common stock repurchases.
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
At September 30, 2024, the Company had outstanding borrowings of $195.0 million and $0.3 million of outstanding letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $104.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company’s and its restricted subsidiaries’ assets.
On November 1, 2024, the Company and its lenders entered into the Fourth Amendment to Credit Agreement, which amended the Credit Agreement to, among other things, increase the borrowing base and aggregate elected commitments from $300 million to $325 million. The borrowing base is redetermined semiannually on or about April 1 and October 1 of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt.
Borrowings under the Credit Agreement may be base rate loans or secured overnight financing rate (“SOFR”) loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. Prior to entry into the First Amendment to the Credit Agreement on November 7, 2023 (the “First Amendment”), SOFR loans accrued interest at SOFR plus an applicable margin ranging from 250 to 350 basis points, depending on the percentage of the borrowing base utilized, plus an additional 10, 15 or 20 basis point credit spread adjustment for a one, three or six month interest period, respectively. Base rate loans accrued interest at a rate per annum equal to the greatest of: (i) the U.S. prime rate as published by the Wall Street Journal; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points, plus, in the case of this clause (iii) an additional 10 basis point credit spread adjustment, plus, in the case of any base rate loan, an applicable margin ranging from 150 to 250 basis points, depending on the percentage of the borrowing base utilized.
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
As of September 30, 2024, we were in compliance with all financial covenants required by the Credit Agreement.

Known Contractual and Other Obligations; Planned Capital Expenditures
Contractual and Other Obligations
Our contractual obligations include long-term debt, cash interest expense on debt, derivative liabilities, asset retirement obligations and an annual service fee to the Manager. Since December 31, 2023, there have been no material changes in our contractual obligations, other than the $85.0 million increase in long-term debt due to borrowings under the Credit Agreement.
Planned Capital Expenditures
For 2024, we are budgeting for approximately $355 million to $365 million in total planned capital expenditures, including approximately $60 million of acquisitions of oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions, during the three months ended September 30, 2024 and 2023 totaled $77.2 million and $75.7 million, respectively, and $206.8 million and $233.1 million during the nine months ended September 30, 2024 and 2023, respectively. Our capital expenditures for the nine months ended September 30, 2024 were primarily funded with cash flows from operations and borrowings under the Credit Agreement. We expect to fund planned capital expenditures with cash generated from operations and, if required, borrowings under our Credit Agreement.
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
Acquisitions
The following table reflects our expenditures for acquisitions of proved and unproved properties for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Property acquisition costs:
Proved	$—	$8,161	$2,824	$27,459
Unproved	32,919	11,262	51,515	24,053
Total property acquisition costs	$32,919	$19,423	$54,339	$51,512
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
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2024. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our 2023 Form 10-K.
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
We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. A 10% increase in average commodity prices would have decreased the fair value of commodity derivatives by $14.6 million at September 30, 2024. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
We generally use derivatives to economically hedge a portion of our anticipated future production. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under our Credit Agreement.

Interest Rate Risk
At September 30, 2024, our exposure to interest rate changes related primarily to the borrowings under the Credit Agreement. The interest we pay on these borrowings is set periodically based upon market rates. We had total indebtedness of $195.0 million outstanding under our Credit Agreement at September 30, 2024. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $2.0 million.
We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at September 30, 2024.
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
As of September 30, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective at a level of reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Our Company was not a party to any material legal proceedings during the three months ended September 30, 2024. In the future, the Company may be subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.
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
10.1
Fourth Amendment to Credit Agreement, dated as of November 1, 2024, by and among Granite Ridge Resources, Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2024).

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

GRANITE RIDGE RESOURCES, INC.

November 7, 2024	By:	/s/ LUKE C. BRANDENBERG
		Name:	Luke C. Brandenberg
		Title:	President and Chief Executive Officer

November 7, 2024	By:	/s/ TYLER S. FARQUHARSON
		Name:	Tyler S. Farquharson
		Title:	Chief Financial Officer

November 7, 2024	By:	/s/ KIMBERLY A. WEIMER
		Name:	Kimberly A. Weimer
		Title:	Chief Accounting Officer