Form 10-K
period 2024-12-31
Granite Ridge Resources, Inc.
filed 2025-03-06
CIK 1928446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Commission File Number: 001-41537
___________________________________
GRANITE RIDGE RESOURCES, INC.
( Exact Name of Registrant as Specified in Its Charter )
___________________________________

Delaware	88-2227812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5217 McKinney Ave, Suite 400 Dallas, Texas	75205
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (214) 396-2850
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GRNT	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $393,318,392 based on the $6.33 per share closing price of the registrant's common stock as reported on that day on the New York Stock Exchange.
As of March 3, 2025, there were 130,812,702 shares of the registrant's common stock outstanding.
Documents incorporated by reference: Portions of the definitive proxy statement related to the registrant's 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law afford.
From time to time, our management or persons acting on our behalf may make "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to inform existing and potential security holders about our company. All statements other than statements of historical facts included in this Annual Report on Form 10-K (this "Annual Report"), including, without limitation, statements regarding our financial position, operating and financial performance, business strategy, plans and objectives of management for future operations, industry conditions, indebtedness covenant compliance, capital expenditures, production, cash flow, borrowing base under our Credit Agreement (as defined below), our intention or ability to pay or increase dividends on our capital stock, and impairment are forward-looking statements. When used in this Annual Report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “continue,” “anticipate,” “target,” “could,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about actual or potential future production, sales, market size, collaborations, cash flows, and trends or operating results also constitute such forward-looking statements.
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
•acts of war, terrorism or uncertainty regarding the effects and duration of global hostilities, including the Israel-Hamas conflict, the Russia-Ukraine war, continued instability in the Middle East, and any associated armed conflicts or related sanctions which may disrupt commodity prices and create instability in the financial markets;

•market conditions and global, regulatory, technical, and economic factors beyond Granite Ridge’s control, including the potential adverse effects of world health events affecting capital markets, general economic conditions, global supply chains and Granite Ridge’s business and operations;
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
“MBoe.” One thousand Boe.
“Mcf.” One thousand cubic feet of natural gas.
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
“Lease operating expenses” The expenses of lifting oil or natural gas from a producing formation to the surface, constituting part of the current operating expenses of a working interest, and also including labor, superintendence, supplies, repairs, short-lived assets, maintenance, allocated overhead costs, workovers, marketing and transportation costs, insurance and other expenses incidental to production, but excluding lease acquisition or drilling or completion expenses.
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
“Wellbore” The hole drilled by the bit that is equipped for hydrocarbon production on a completed well. Also called well or borehole.
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
•We may fail to maintain an effective system of internal control over financial reporting and we may not be able to accurately report our financial results or prevent fraud.
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
•The payment of dividends is at the discretion of our Board of Directors, and we cannot assure you that we will continue making dividend payments in the future.
We describe these and other risks in much greater detail below in the section titled Item 1A. "Risk Factors."

GRANITE RIDGE RESOURCES, INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2024
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
Overview
Granite Ridge is a scaled energy company which aims to provide shareholders with exposure similar to energy private equity through operated partnerships and traditional non-operated assets. We own assets in six prolific unconventional basins across the United States. We aim to deliver a diversified portfolio with best-in-class full cycle returns by investing in a large number of high-graded opportunities developed by proven public and private operators. We focus on success as measured by total shareholder returns, which we seek to balance with a low leverage profile.
To this end, we aim to:
•manage our current portfolio of assets to generate cash flow;
•participate in the development of new wells alongside operators with significant expertise in our core asset areas;
•source and evaluate new opportunities which provide healthy risk-adjusted returns; and
•return cash to shareholders as appropriate while maintaining a low leverage profile.
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
Assets of Granite Ridge
We hold assets in the Permian (Delaware and Midland basins), Eagle Ford, Bakken, Haynesville, Denver-Julesburg (“DJ”) and Appalachian basins (collectively, our “Properties”). The operators of our Properties include other public companies and experienced private companies. Operated partnerships are comprised of transactions where Granite Ridge makes controlled investments with proven teams in their area of expertise. Traditional non-operated assets are comprised of minority interests in core areas managed by experienced operators.

Operated Partnerships
We create operated partnerships by investing in assets which are drilled, developed and operated by private operators. We aim to partner with energy entrepreneurs who are experts within concentrated areas and back them with sufficient capital to develop a defined project. In these partnerships, we account for a significant majority of the capital at risk, so we have significant control over acquisition costs and strategy, development costs, timing and rig schedules, and well design. While it's unlikely that we would choose to do so, we also have a right to remove the operator of the position if need be and bring in a substitute operator for the asset. These partnerships resemble traditional energy private equity structures for the private operators as well as for Granite Ridge's investors. Typically, we structure these transactions to have an economic interest in the wells that benefits the operator after certain return hurdles are met to incentivize and align the operator with our interest.
Traditional Non-Operated Assets
Our non-operated asset base is built by investing in minority interests which give us a right to participate on a proportionate basis alongside third-party operators who propose, drill, and operate the assets. Once we own an asset in our portfolio, we assess each well proposal on a case-by-case basis to see if the well meets our return thresholds based upon our estimates of production from such well, capital expenditures, operating costs, expected oil and gas prices, operator expertise, as well as other factors. Our team uses an extensive proprietary data set to make these investment decisions. Given our acreage footprint and substantial number of well participations, we believe we can make reliably accurate decisions regarding the economics of participating in any proposed development project.
The following is a summary of information regarding our assets as of December 31, 2024, including reserves information as estimated by our third-party independent reserve engineers, Netherland, Sewell & Associates, Inc.

	As of December 31, 2024
		Productive Oil Wells		Productive Gas Wells
	Net Acres	Gross	Net	Gross	Net	Average Daily Production (Boe per day)	Proved Reserves (MBoe)	% Oil	% Proved Developed
Permian	15,065	714	64.70	—	—	13,191	37,232	56%	61%
Eagle Ford	6,587	129	27.40	100	7.30	3,495	4,835	58%	94%
Bakken	13,167	985	39.80	—	—	2,095	3,739	71%	99%
Haynesville	5,495	—	—	127	17.20	4,219	3,288	0%	92%
DJ	2,502	1,070	44.60	15	1.30	1,947	4,426	37%	93%
Appalachian	1,067	6	0.10	—	—	26	795	45%	86%
Total	43,883	2,904	176.60	242	25.80	24,973	54,315	52%	72%
Business Strategy
Key elements of our business strategy include:
Build a Diversified Portfolio: We invest in a large number of high-graded (typically directly sourced) opportunities which allow us to build a portfolio of oil and gas assets across the United States that is highly diversified in terms of geography, geology, hydrocarbon mix, and operator (both public and private) as well as operatorship. This diversification reduces the risk of our portfolio across commodity price cycles and idiosyncratic project-level risks.
Directly Source Accretive Opportunities: We are highly selective and focused only on investments that offer the best full cycle returns. We typically find higher risk-adjusted returns from aggregating multiple smaller transactions rather than larger marketed packages. As such, we seek to capture opportunities at an attractive entry cost by targeting non-marketed packages and developing creative partnerships.
Capture Accretive Opportunities with Upside: We focus on investments with high-graded drilling inventory. Historically, we have achieved higher returns by focusing on projects with near-term development rather than buying assets with a higher proportion of flowing production. We have a diverse range of opportunities, significantly reducing the risk associated with any single capital allocation decision. We allocate capital towards investments with compelling risk-reward balances and best-in-class full cycle returns.

Leverage Proprietary Data: As an owner in thousands of wells with dozens of operators across almost every core basin, we collect and analyze an immense amount of data. We invest in technology to drive accuracy and efficiency when evaluating opportunities, using our significant data set to gain unique insights for each transaction. Our robust technology capabilities allow for streamlined engineering processes, enabling our team to focus on value drivers to help us make effective and efficient investment decisions.
Maintain a Healthy Balance Sheet: Prudent balance sheet management is a core tenet of both our risk management and value-creation strategies. In a challenging commodity price environment, our goal is to maintain liquidity to capitalize on accretive opportunities and to stay comfortably within credit covenants across commodity price cycles.
Pay a Quarterly Dividend: We believe that a quarterly cash dividend is the cornerstone of a sustainable and resilient business model. Subject to compliance with applicable law, and depending on, among other things, economic conditions, financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in the Credit Agreement, we expect that Granite Ridge will pay quarterly cash dividends.
Mitigate Price Risk: We take a programmatic approach to commodity price risk management by hedging new drilling and acquisitions to protect near-term cash flow and provide through-cycle financial stability. While we cannot remove commodity price risk, we use a significant amount of hedging to help reduce that risk within a rolling 18 to 24-month period. In addition to entering into hedging derivative instruments tied to the price of oil or natural gas, we actively pursue diversification across hydrocarbon, basin, and operator to mitigate price swings specific to any particular area, company or contract.
Be a Good Partner: We lean heavily on our operating partners. By building relationships across multiple disciplines and actively seeking creative opportunities to be a value-added partner, we can often access off-market opportunities and mitigate risks inherent in the energy business.
Empower People: Our people are the lifeblood of our organization. We aim to encourage, support, and incentivize our team to develop and implement ideas that make us better.
Operating Areas
Permian
The Permian Basin extends from southeastern New Mexico into west Texas and is currently one of the most active drilling regions in the United States. The Permian Basin consists of mature legacy onshore oil and liquids-rich natural gas reservoirs. The extensive operating history, favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, horizontal development potential and liquids-rich reserves make the Permian Basin one of the most prolific oil-producing regions in the United States. At December 31, 2024, 69% of our total proved reserves were located in the Permian Basin. During the year ended December 31, 2024, operators completed 133 gross (16.81 net) wells in the Permian Basin.
Eagle Ford
The Eagle Ford shale formation stretches across south Texas and includes Austin Chalk and Buda formations. At December 31, 2024, 9% of our total proved reserves were located in the Eagle Ford Basin. During the year ended December 31, 2024, operators completed 18 gross (3.36 net) wells in the Eagle Ford Basin.
Bakken
The Williston Basin stretches through North Dakota, the northwest part of South Dakota, and eastern Montana and is best known for the Bakken/Three Forks shale formations. The Bakken ranks as one of the largest oil developments in the United States. At December 31, 2024, 7% of our total proved reserves were located in the Bakken Basin. During the year ended December 31, 2024, operators completed 56 gross (1.00 net) wells in the Bakken Basin.

Haynesville
The Haynesville Basin is a premier natural gas basin located in northwestern Louisiana and east Texas. At December 31, 2024, 6% of our total proved reserves were located in the Haynesville Basin. During the year ended December 31, 2024, operators completed 6 gross (0.34 net) wells in the Haynesville Basin.
DJ
The Denver-Julesburg Basin, also known as the DJ Basin, is a geologic basin centered in eastern Colorado stretching into southeast Wyoming, western Nebraska and western Kansas. Development in this area is currently focused on horizontal drilling in the Niobrara and Codell formations. At December 31, 2024, 8% of our total proved reserves were located in the DJ Basin. During the year ended December 31, 2024, operators completed 80 gross (1.78 net) wells in the DJ Basin.
Appalachian
The Appalachian Basin is a geologic basin in the eastern United States. Our acquisition and development efforts in this area are currently focused in the northern Utica Shale play within Ohio. At December 31, 2024, 1% of our total proved reserves were located in the Appalachian Basin. During the year ended December 31, 2024, operators completed 6 gross (0.14 net) wells in the Appalachian Basin.
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
Historically, we have participated, pursuant to our working interests, in a vast majority of the wells proposed to us. However, declines in oil and natural gas prices typically reduce both the number of well proposals we receive and the proportion of well proposals in which we elect to participate. Our land and engineering team uses an extensive proprietary data set to assist us in making these investment decisions. Given our acreage footprint and substantial number of well participations, we believe we can make relatively accurate decisions regarding the economics of well participation.
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
Competition
Although we focus on a target asset class and transaction size where we believe competition and costs are reduced as compared to the broader oil and natural gas industry, the overall industry remains intensely competitive. We compete with other oil and natural gas exploration and production companies, some of which have substantially greater resources and may be able to pay more for exploratory prospects and productive oil and natural gas properties, and competition for our target asset classes is subject to increase in the future. Our larger or integrated competitors may be better able to absorb the burden of existing, as well as any changes to, federal, state, and local laws and regulations, which would adversely affect our competitive position. Our ability to acquire additional properties in the future is dependent upon our ability and resources to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.
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
Our oil production is expected to be sold at prices tied to the spot oil markets. Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices. We generally rely on our operating partners to market and sell our production. Our operating partners include a variety of exploration and production companies, from large publicly traded companies to privately-owned companies.
The following table sets forth the percentage of revenues attributable to third-party operating partners who have accounted for 10% or more of revenues attributable to our assets during the years ended December 31, 2024, 2023 and 2022.

Major Operators	2024	2023	2022
Operator A	*	11%	12%
Operator B	*	12%	10%
Operator C	*	*	10%
Operator D	14%	*	*
__________________________________________
*Less than 10%
No other operator accounted for 10% or more of revenue attributable to our assets on a combined basis in the years ended December 31, 2024, 2023, or 2022. The loss of any such operator could adversely affect revenues attributable to the Company’s assets in the short term.
Title to Properties
Our oil and natural gas properties are subject to customary royalty and other interests, liens under indebtedness, liens incident to operating agreements, liens for current taxes, and other burdens, including other mineral encumbrances and restrictions. At the closing of the Business Combination, we entered into a credit agreement with a syndicate of lenders, currently led by Bank of America, N.A, as administrative agent (as amended, the “Credit Agreement”), secured by a first priority mortgage and security interest in substantially all of our and our restricted subsidiaries' assets.
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

Our operated partnerships are governed by joint development agreements that outline the terms for the joint evaluation, acquisition, exploration, development, and production of hydrocarbons from jointly owned interests subject to such agreements. These agreements designate a third party as the operator of all jointly owned interests in the applicable development area, while Granite Ridge retains the right to manage and control acquisition costs and strategy, development costs, timing and rig schedules, well design and other development operations in exchange for a fee.
At the closing of the Business Combination, we entered into a Management Services Agreement (“MSA”) with Grey Rock Administration, LLC (the "Manager"), pursuant to which the Manager supplies land, accounting, engineering, finance, and other back-office services to us in connection with continued management of the Properties contributed to us as part of the Business Combination.
Governmental Regulation and Environmental Matters
Our operations are subject to various rules, regulations, and limitations impacting the oil and natural gas exploration and production industry as a whole.
Regulation of Oil and Natural Gas Production
Our oil and natural gas exploration and production business and development and operation of the Properties are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, North Dakota, Montana, Louisiana, Colorado, Oklahoma, New Mexico, Ohio, and Texas require permits for drilling operations, drilling bonds or other forms of financial security, and reports concerning operations, and impose other requirements relating to the exploration and production of oil and natural gas. Such states may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the sourcing and disposal of water used in the process of drilling, completion, and production, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. The effect of these regulations is to limit the amount of oil and natural gas that can be produced from the wells in which we participate and to limit the number of wells or the locations at which our operating partners can drill. Moreover, many states impose a production or severance tax with respect to the production and sale of oil, natural gas, and natural gas liquids within their jurisdictions. Failure to comply with any such rules and regulations can result in substantial penalties or other liabilities. The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability. Because such rules and regulations are frequently amended or reinterpreted, and typically become more stringent over time, we are unable to predict the future cost or impact of our and our operating partners’ compliance with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and profitability. Additionally, unforeseen environmental incidents may occur on the Properties or past non-compliance with environmental laws or regulations may be discovered, resulting in unforeseen liabilities. Additional proposals, proceedings, and regulations that affect the oil and natural gas industry are regularly considered by Congress; the courts; federal regulatory agencies such as the Federal Energy Regulatory Commission (“FERC”), the U.S. Environmental Protection Agency, and the Bureau of Land Management; and state legislatures and regulatory authorities. We cannot predict when or whether any such proposals may become effective, the substance of those regulations, or the outcome of such proceedings. Therefore, we are unable to predict with certainty the future compliance costs or implications of compliance on profitability.
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
CAA regulations also include New Source Performance Standards (“NSPS”) for the oil and natural gas source category to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production, storage, transportation, and processing activities. Additionally, the CAA regulates the emission of methane from oil and gas facilities, which has been subject to uncertainty in recent years. Most recently, in December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. Under the final rules, states have two years to prepare and submit their plants to impose methane emission controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a "super emitter" response program that would allow third parties to make reports to EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. The rules have been subject to legal challenge, and in February 2025, the D.C. Circuit Court granted the EPA’s motion to hold the cases in abeyance while the agency reviews the final rules. While the Trump Administration may take action to repeal or modify the final rules, we cannot predict the substance or timing of such changes. The requirements of the EPA's final methane rules have the potential to increase the operating costs of our operators and thus may adversely affect our financial results and cash flows. Moreover, failure to comply with these CAA requirements can result in the imposition of substantial fines and penalties as well as costly injunctive relief.
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
The federal Safe Drinking Water Act (“SDWA”), its implementing regulations, and delegated regulatory programs (e.g., state programs) impose requirements on drilling and operation of underground injection wells, including injection wells used for the injection disposal of oil and gas wastes, such as produced water. In addition, the EPA has asserted authority under the SDWA to regulate hydraulic fracturing that uses diesel fuel. The EPA directly administers the Underground Injection Control (“UIC”) program in some states, and in others, administration of all or portions of the program is delegated to the state. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure that the disposed waters are not leaking into groundwater. In addition, because some states, including Oklahoma and Texas, have become concerned that the injection or disposal of produced water could, under certain circumstances, trigger or contribute to earthquakes, they have issued directives to operators and/or have adopted or are considering additional regulations regarding such disposal methods. Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Properties to dispose of produced water and ultimately increase the cost of operation of the Properties or delay production schedules. For example, in response to a number of earthquakes in recent years in the Midland Basin, in September 2021 the RRC announced that it will not issue any new saltwater disposal (“SWD”) well permits in an area known as the Gardendale Seismic Response Area (“SRA”), and will require existing SWD wells in that area to reduce their maximum daily injection rate to 10,000 barrels per day per well. In December 2021, the RRC went on to suspend all well activity in deep formations in the Gardendale SRA, effectively terminating 33 disposal well permits. And in October 2021 and January 2022, respectively, the RRC identified two additional SRAs: the Northern Culberson-Reeves SRA and the Stanton SRA. Operators in the Northern Culberson-Reeves and Stanton SRAs have implemented seismic response plans, which include expanded data collection efforts, contingency responses for future seismicity, and scheduled checkpoint updates with RRC staff. In December 2023, the RRC suspended the permits of 23 deep disposal wells in the Northern Culberson-Reeves SRA.
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
The federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, and comparable state statutes impose strict liability, and in some cases joint and several liability, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or previous owner and operator of a site where a hazardous substance has been disposed and persons who generated, transported, disposed or arranged for the transport or disposal of a hazardous substance. Such persons may be responsible for the costs of investigating releases of hazardous substances, remediating releases of hazardous substances, and compensating for damages to natural resources. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to public health or the environment and to seek recovery from such responsible classes of persons of the costs of such an action, including the costs of certain health studies. From time to time, the EPA may designate additional materials as hazardous substances under CERCLA, which could result in additional investigation and remediation at current Superfund sites, or the reopening of Superfund sites that previously received regulatory closure. For example, in May 2024, the EPA designated perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”), which have been commonly used in a variety of industrial and consumer products, as hazardous substances. While CERCLA does contain an exclusion for petroleum, the exclusion is limited and could ultimately be repealed, and oil and gas facilities often contain hazardous substances subject to regulation under CERCLA. Although the non-operating status of our interests in the Properties likely presents a lower risk that we would be held subject to CERCLA liability, should we or any of our operating partners become subject to strict liability under federal or state laws for environmental damages caused by previous owners or operators of properties we purchase, without regard to fault, our profitability could be negatively affected.
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
Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds and their habitat, and natural resources. These statutes include the federal Endangered Species

Act, the Migratory Bird Treaty Act (“MTBA”), the Bald and Golden Eagle Protection Act, the Clean Water Act, CERCLA, analogous state laws, and each of their implementing regulations. The United States Fish and Wildlife Service (“USFWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of, or harm to, species or damages to habitat or natural resources occur or may occur, government entities or at times private parties may act to restrict or prevent oil and gas exploration or production activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or production activities, including, for example, for releases of oil, wastes, hazardous substances, sediments, or other regulated materials, and may seek natural resources damages and, in some cases, criminal penalties. For example, the Dunes Sagebrush Lizard (“DSL”) was listed as endangered by the USFWS in May 2024. The DSL is found in southeastern New Mexico and adjacent portions of Texas. Operations in any area that is designated as the DSL’s habitat may be limited, delayed or, in some circumstances, prohibited, and our operators could be required to comply with expensive mitigation measures intended to protect the dunes sagebrush lizard and its habitat, thereby impacting our profitability.
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
Several states, including states where the Properties are located, have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing. A number of municipalities in other states, including Colorado and Texas, have enacted bans on hydraulic fracturing. However, in May 2015, the Texas legislature enacted a bill preempting local bans on hydraulic fracturing. Colorado has also begun to increasingly regulate oil and gas operations with consideration towards GHG emissions and cumulative impacts. In October 2024, the Colorado Energy and Carbon Management Commission (formerly the Colorado Oil and Gas Conversation Commission) finalized rules that require regulators to consider cumulative impacts of oil and gas operations in permitting decisions and increase scrutiny on the project’s proximity to other industrial sites, residential and school areas, “disproportionately impacted communities,” and “cumulatively impacted communities.” The rules also set GHG emissions intensity targets for oil and gas operators and require regulators to consider such targets in their cumulative impacts analysis, as well as the potential to restrict operations during the summer in Ozone Nonattainment Areas. We cannot predict whether other similar legislation in other states will ever be enacted and if so, what the provisions of such legislation would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, it could lead to delays, increased operating costs and process prohibitions that would materially adversely affect our operating partners and our revenues and results of operations.
The National Environmental Policy Act (“NEPA”) establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies. A major federal agency action having the potential to significantly impact the environment requires review under NEPA. If, for example, our third-party operating partners conduct activities on federal land, receive federal funding, or require federal permits, such activities may be covered under NEPA. Certain activities are subject to robust NEPA review which could lead to delays and increased costs that could materially adversely affect our revenues and results of operations. Other activities are covered under categorical exclusions which results in a shorter NEPA review process. In April 2022, the Biden Administration’s Council on Environmental Quality (“CEQ”) issued a final rule considered as “Phase I” of a two-phased approach to modifying the NEPA. Then, in May 2024, the CEQ finalized “Phase 2,” which revised the implementing regulations of the procedural provisions of NEPA. The final rule was challenged by various states. Most recently, in November 2024, the U.S. Court of Appeals for the D.C. Circuit held that the CEQ lacks authority to issue NEPA regulations. As a result of this ruling and the new Trump Administration, there is significant uncertainty with respect to current and future NEPA regulations. For example, on January 20, 2025, President Trump issued an Executive Order directing the CEQ to issue new guidance and propose rescinding the existing NEPA regulations to “expedite and simplify the permitting process.” And, on February 25, 2025, in response to this direction, the CEQ published an Interim Final Rule, requesting public comment through March 27, 2025. Any changes to the NEPA review process would affect the assessment of projects ranging from oil and natural gas leasing to development on public and Indian lands.
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
Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as greenhouse gas cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored Paris Agreement, which is a non-binding agreement for nations to limit their greenhouse gas emissions through individually determined reduction goals every five years after 2020. President Biden recommitted the United States to the Paris Agreement on January 20, 2021; however, on January 20, 2025, President Trump signed an Executive Order once again withdrawing the U.S. from the Paris Agreement and from any commitments made under the United Nations Framework Convention on Climate Change. Additionally, President Trump revoked any purported financial commitment made by the U.S. pursuant to the same. The full impact of these actions is uncertain at this time. Finally, it should be noted that climate changes may have significant physical effects, such as increased frequency and severity of storms, freezes, floods, drought, hurricanes and other climatic events; if any of these effects were to occur, they could have an adverse effect on the operations of our operating partners, and ultimately, our business. In addition, spurred by increasing concerns regarding climate change, the oil and gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals.
There have also recently been increasing financial risks for fossil fuel producers as certain shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies, although this trend has waned recently, with several high-profile banks and institutional investors withdrawing from various associations that aim to limit the financing of such industries. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.

Environmental, social, and governance (“ESG”) programs and goals, which are often aspirational, typically include voluntary targets related to environmental stewardship, social responsibility, and corporate governance matters, have become an increasing focus of certain investors and stockholders across the industry that often have conflicting priorities and perspectives. While reporting on ESG metrics, generally speaking, is currently voluntary, access to capital and investors has frequently favored companies with robust perceived strength in ESG topics or ESG programs in place. In March 2024, the SEC finalized rules establishing a framework for the reporting of climate risks, targets, and metrics. However, the future of the rule is uncertain at this time given that its implementation has been stayed pending the outcome of legal challenges. Similarly, certain states have enacted or are otherwise considering disclosure requirements for certain climate-related risks. Enhanced climate-related disclosure requirements could increase our operators’ operating costs and lead to reputational or other harm with customers, regulators, or other stakeholders to the extent our, disclosures do not meet their own standards or expectations. These rules, if adopted, along with increasing pressure related to ESG from the investor community could lead to increased operating costs that would materially adversely affect our operating partners and our revenues and results of operations.
Certain public statements with respect to ESG matters, such as emissions reduction goals, other environmental targets, or other commitments addressing certain social issues, are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. For example, the SEC has recently taken enforcement action against companies for ESG-related misconduct, including alleged greenwashing. Consequently, we may also be exposed to increased litigation risks relating to alleged climate-related damages resulting from our operators’ operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties, estimation and evolving methodologies required with respect to collecting, calculating and reporting GHG emissions. Additionally, certain institutional lenders may, of their own accord, decide not to provide funding for fossil fuel energy companies or related infrastructure projects based on climate or other ESG-related concerns, which could affect our access to capital.
In addition, scientific studies on climate change suggest that extreme weather conditions and other risks may occur in the future in the areas where we operate, although the scientific studies are not unanimous. Although operators may take steps to mitigate any such risks, no assurance can be given that they will not have material adverse effect on our business.
Human Capital Resources
As of December 31, 2024, we had three full time employees. We have an MSA with the Manager, pursuant to which the Manager provides general and administrative, engineering, land, contract administration, tax, accounting, legal and compliance services to us.
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
We furnish or file our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments and exhibits to such reports or other documents with the SEC under the Securities Exchange

Act of 1934, as amended (the "Exchange Act"). The SEC also maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC.
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

In recent years, we have also made investments in operated partnerships, which comprise of investments in assets that are drilled, developed and operated by private operators. Our operated partnerships are structured such that we retain significant control over acquisition costs and strategy, development costs, timing and rig schedules, and well design. In these partnerships, while we have more influence over development decisions, we still rely on third-party operators for the execution of these decisions. The success of these partnerships is contingent upon the third-party operators’ ability to effectively implement our development plans. Any failure or delay by these operators in executing our development strategies could materially and adversely affect our financial condition and results of operations.
These risks are heightened in a low commodity price environment, which may present significant challenges to our operators. The challenges and risks faced by our operators may be similar to or greater than our own, including with respect to their ability to service their debt, remain in compliance with their debt instruments and, if necessary, access additional capital. Commodity prices and/or other conditions have in the past and may in the future cause oil and gas operators to file for bankruptcy. The insolvency of an operator of any of the Properties, the failure of an operator of any of the Properties to adequately perform operations or an operator’s breach of applicable agreements (including failure to spud or place wells into production) could result in penalties, reduce our production and revenue and result in our liability to governmental authorities for compliance with environmental, safety, and other regulatory requirements, to the operator’s suppliers and vendors and to royalty owners under oil and gas leases jointly owned with the operator or another insolvent owner. Finally, an operator of the Properties may have the right, if another non-operator fails to pay its share of costs because of its insolvency or otherwise, to require us to pay its proportionate share of the defaulting party’s share of costs.
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
•worldwide and regional economic, political and social conditions impacting the global supply and demand for oil and natural gas, which may be driven by various risks including war, terrorism, political unrest, or health epidemics;
•the price and quantity of imports of foreign oil and natural gas;
•political and economic conditions, including embargoes, in oil-producing countries or affecting other oil-producing activity, particularly those in the Middle East, Russia, South America and Africa;
•the outbreak or escalation of military hostilities, including between Russia and Ukraine, Israel and Hamas, continued instability in the Middle East, and the potential destabilizing effect such conflicts may pose for the European continent or the global oil and natural gas markets;
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
•declines in oil or natural gas prices;
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
A portion of our acreage is not currently held by production or held by operations. Unless production in paying quantities is established or operations are commenced on units containing these leases during their terms, the leases will expire. If our leases expire and we are unable to renew the leases, we will lose our right to participate in the development of the related Properties. Drilling plans for these areas are generally in the discretion of third-party operators and are subject to change based on various factors that are beyond our control, such as: the availability and cost of capital, equipment, services and personnel; seasonal conditions; regulatory and third-party approvals; oil and natural gas prices; results of title work; gathering system and other transportation constraints; drilling costs and results; and production costs. As of December 31, 2024, we had leases that were not developed that represented 6,160 net acres potentially expiring in 2025, 3,208 net acres potentially expiring in 2026 and 1,844 net acres potentially expiring in 2027 and beyond.
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
In 2024 and 2023, we were required to write down the carrying value of certain properties that constitute our oil and natural gas properties, and further writedowns could be required by us in the future. Under the successful efforts method of accounting, capitalized costs related to proved oil and natural gas properties, including wells and related support equipment and facilities, are evaluated for impairment on an annual basis, or more frequently if indicators of impairment exist. If undiscounted cash flows are insufficient to recover the net capitalized costs, an impairment charge for the difference between the net capitalized cost of proved properties and their estimated fair values is recognized. A substantial or extended decline in oil or natural gas prices, could result in future impairments of our proved oil and natural gas properties.
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

We routinely make estimates of oil and natural gas reserves in connection with managing our business and preparing reports to our lenders and investors, including estimates prepared by our independent reserve engineering firm. Although the reserve information contained herein is reviewed by our independent reserve engineers, estimates of crude oil and natural gas reserves are inherently imprecise. The process also requires economic assumptions about matters such as oil and natural gas prices, development schedules, drilling and operating expenses, capital expenditures, taxes and availability of funds. Some of these assumptions are inherently subjective, and the accuracy of our estimated reserves relies in part on the ability of the Manager’s reserve engineers to make accurate assumptions. Any significant variance from these assumptions by actual figures could greatly affect our estimated reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. Numerous changes over time to the assumptions on which our estimated reserves are based result in the actual quantities of oil and natural gas our operating partners ultimately recover being different from our estimated reserves. Any significant variance could materially affect the estimated quantities and present value of reserves shown in this Annual Report, subsequent reports we file with the SEC or other Company materials.
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
Approximately 28% of our estimated net proved reserves volumes were classified as proved undeveloped as of December 31, 2024. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.
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

We and our operating partners depend on computer and telecommunications systems, and failures in those systems or cybersecurity threats, attacks and other disruptions could significantly disrupt our business operations.
We and the Manager have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business. In addition, we and the Manager have developed or may develop proprietary software systems, management techniques and other information and operational technologies incorporating software licensed from third parties. It is possible that we, the Manager, or these third parties, could incur interruptions from cybersecurity attacks, computer viruses or malware, user error, or that third-party service providers could cause a breach of our systems or our data. We believe that we and the Manager have positive relations with their information and operational technology vendors; however, any interruptions to our or the Manager’s arrangements with third parties for their computing, communications, or operational infrastructure or any other interruptions to, or breaches of, their information or operational systems could lead to data corruption, communication interruption, corruption or loss of sensitive or confidential information, misdirected wire transfers, and an inability to perform services for our customers; complete or settle transactions; maintain our books and records; prevent environmental damage; and maintain communications or operations; or otherwise significantly disrupt our business operations. Although we and the Manager utilize various procedures and controls designed to monitor these threats and mitigate exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. Furthermore, various third-party resources that we or the Manager rely on, directly or indirectly, in the operation of our business (such as pipelines and other infrastructure) could suffer interruptions or breaches from cyberattacks or similar events that are entirely outside the control of us or the Manager, and any such events could significantly disrupt our business operations and/or have a material adverse effect on our results of operations. As of the date of this Annual Report, we have not, to our knowledge, experienced any material losses relating to cyberattacks; however, there can be no assurance that we will not suffer material losses in the future.
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
Environmental laws and regulations change frequently and tend to become more stringent over time, and the implementation of new, or the modification of existing, laws or regulations could adversely affect our business. For example, the regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. Most recently, in December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. Under the final rules, states have two years to prepare and submit their plants to impose methane emission controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super emitter” response program that would allow third parties to make reports to EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. The rules have been subject to legal challenge, and in February 2025, the D.C. Circuit granted the EPA’s motion to hold the cases in abeyance while the agency reviews the final rules. While the Trump Administration may take action to repeal or modify the final rules, we cannot predict the substance or timing of such changes, if any. However, the requirements of the EPA’s final methane rules have the potential to increase the operating costs of our operators and thus may adversely affect our financial results and cash flows. Moreover, failure to comply with these CAA requirements can result in the imposition of substantial fines and penalties as well as costly injunctive relief. These rules could further increase the cost of development and operation of the Properties.
Additionally, some states in which the Properties are located, such as Colorado and New Mexico, have adopted stringent rules and regulations to reduce methane emissions and emissions of other hydrocarbons, VOCs, and nitrogen oxides associated with oil and gas facilities. For example, the Colorado Department of Public Health and Environment’s Air Quality Control Commission (“AQCC”) have adopted more stringent standards for leak detection and repair inspection frequency, pipeline and compressor station inspection and maintenance frequencies, the development of pre-production air monitoring plans at certain oil and gas facilities, enclosed combustion device testing, a methane intensity reduction requirement based on statewide volume of production and additional measures for reducing and eliminating emissions from pneumatic devices. AQCC is expected to undertake several additional rulemaking efforts to further reduce emissions over the next several years. Additionally, the Colorado Energy and Carbon Management Commission in October 2024 finalized rules that consider the cumulative impacts of air emissions from oil and gas projects in permitting decisions. State rules and regulations such as these could significantly increase the costs to develop and operate the Properties, result in a delay in operations or decreased production, and may affect acquisition costs.
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
In addition, spurred by increasing concerns regarding climate change, the oil and natural gas industry faces demand for corporate transparency and a demonstrated commitment to sustainability goals. ESG programs and goals, which are often aspirational, and which may include voluntary targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing, and sometimes conflicting, focus of certain investors and stakeholders, and companies that are perceived to be ESG laggards or are without robust ESG programs may find access to capital and investors more challenging in the future. Further, while reporting on most ESG information is, generally, currently voluntary, in March 2024, the SEC finalized rules establishing a framework for the reporting of climate risks, targets, and metrics. However, the future of the rule is uncertain at this time given that its implementation has been stayed pending the outcome of legal challenges as well as changed priorities under the new Presidential administration that could impact the fate of the final rules, though the timing and impact of any such changes are difficult to predict at this time.
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
Increased attention to climate change, fuel conservation measures, alternative fuel requirements, incentives to conserve energy or use alternative energy sources, increasing consumer demand for alternatives to oil and natural gas, and technological advances in fuel economy and energy generation devices may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our access to capital markets. Increased attention to climate change and any related negative public perception regarding us and/or our industry, for example, may result in demand shifts for our products, increased litigation risk for us, and increased, and sometimes conflicting, regulatory, legislative and judicial scrutiny, which may, in turn, lead to new state, local, tribal and federal safety and environmental laws, regulations, guidelines and enforcement interpretations.

In addition, certain organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. While such ratings do not impact all investors’ investment or voting decisions, unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our access to and costs of capital. Also, institutional lenders may, of their own accord, elect not to provide or place additional restrictions on funding for fossil fuel energy companies based on climate change related concerns, which could affect our access to capital for potential growth projects.
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
The MSA provides for the Manager to offer us the opportunity to participate in certain investments made by funds affiliated with the Manager and for us to offer such funds the opportunity to participate in certain investments made by us. The Manager may make investments on behalf of its funds that are not a part of our Company or in which such funds may co-invest with us, any such transactions may involve conflicts of interest among us, the Manager, and their affiliates, some or all of which may not be thought of or taken into account in reviewing and approving such transactions. In certain events, the Manager may not be in a position unilaterally to control such investments or exercise certain rights associated with such investments. We may be subject to conflicts of interest involving the Manager and its affiliates, and the Manager may enter into relationships with developers, co-owners or other affiliates, some of which may give rise to conflicts of interest. To the extent not addressed by the MSA, we and the Manager have implemented policies as necessary or appropriate to deal with such potential conflicts.
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
Under the terms of the MSA, we must rely to a large extent on the internal controls and financial reporting controls of the Manager, and the Manager’s failure to maintain effective controls or comply with applicable standards may adversely affect us. On March 3, 2023, the Audit Committee of our Board of Directors concluded that our previously issued unaudited condensed combined financial statements as of and for the three and nine month periods ended September 30, 2022, included in the Company’s Quarterly Report on Form 10-Q filed on November 14, 2022 were materially misstated. In addition, the Company did not have effective controls over Information Technology General Controls pertaining to user access management. In connection with the material misstatement and lack of effective user access controls, our Company’s management identified material weaknesses in our disclosure controls and internal control over financial reporting.
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
In addition, the shares of our common stock reserved for future issuance under the Granite Ridge 2022 Omnibus Incentive Plan (the “Incentive Plan”) will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting requirements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144. The maximum number of shares of our common stock reserved for issuance to directors, officers, employees and consultants or advisors employed by or providing service to the Company under our equity incentive plans is 6.5 million, which represented approximately 4.9% of the shares of our common stock outstanding following the consummation of the Business Combination. As of December 31, 2024, the Company had 5.0 million shares of common stock remaining available for future awards under the Incentive Plan. We have filed a registration statement on Form S-8 under the Securities Act of 1933, as amended (the "Securities Act") to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to the Incentive Plan. Accordingly, shares registered under such registration statements are available for sale in the open market.
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
We are a “controlled company” under the corporate governance rules of the NYSE and, as a result, qualify for exemptions from certain corporate governance requirements. We rely on certain of these exemptions, which means you will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Grey Rock Energy Partners GP III, L.P. ("Grey Rock Fund III"), pursuant to a Voting Agreement, dated as of August 25, 2023, by and among Grey Rock Fund III, Grey Rock Energy Partners GP II, L.P., and the other stockholders party thereto, controls a majority of our voting common stock. As a result, following the Business Combination, we are a “controlled company” within the meaning of the corporate governance standards of the rules of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
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
The payment of dividends is at the discretion of our Board of Directors, and we cannot assure you that we will continue making dividend payments in the future.
We paid dividends of $57.5 million, or $0.44 per share, and $58.6 million, or $0.44 per share during the years ended December 31, 2024 and 2023, respectively. However, our Board of Directors is not obligated to make any future dividend payments. Instead, the declaration and payment of dividends are at the discretion of our Board of Directors and depend on a number of factors, including applicable law, economic conditions, financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in the Credit Agreement, and other factors our Board of Directors deems relevant. There can be no assurance that dividends will be declared in the future, or if declared, that the amount will be consistent with historical levels.
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
The ongoing military conflicts between Ukraine and Russia, Israel and Hamas, and continued instability in the Middle East has caused unstable market and economic conditions and is expected to have additional global consequences, such as heightened risks of cyberattacks. Our business, financial condition, and results of operations may be materially adversely affected by the negative global and economic impact resulting from these conflicts or any other geopolitical tensions.

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
Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Borrowers under credit agreements, letters of credit and certain other financial instruments with any financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Access to funding sources and other credit arrangements could be significantly impaired by factors that affect the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.
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
Our operations and financial performance may be negatively affected directly or indirectly by changes in trade policies and tariffs.
In recent years, the United States increased tariffs for certain goods, which triggered other nations to also increase tariffs on certain of their goods. In recent weeks, the Trump administration has made many announcements regarding tariffs and the extent and duration of such tariffs remain uncertain. If maintained, the newly announced tariffs and the potential escalation of trade disputes could pose a risk to our business and also directly impact our operating expenses. For example, recently announced 25% tariffs on imported steel are likely to lead to increased material costs.
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

We and the Manager engage an independent cybersecurity vendor to review, assess, and make recommendations regarding our information security program and information technology strategic plan. We recognize that third-party service providers introduce cybersecurity risks. In an effort to mitigate these risks, before engaging with any third-party cybersecurity service provider, we conduct due diligence to evaluate their cybersecurity capabilities. Additionally, we endeavor to require third-party service providers with access to personally identifiable information to adhere to our security standards and protocols.

Impact of Risks from Cybersecurity Threats

As of the date of this Annual Report, though the Company and our service providers have experienced certain cybersecurity incidents, we are not aware of any risks from cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our or our operators’ information or operational technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. See Item 1A. “Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our or our operators’ information and operational technology systems.

Board of Directors’ Oversight and Management’s Role

The Board of Directors has primary oversight of risks from cybersecurity threats and recognizes the importance of cybersecurity to the success and resilience of our business. The Board of Directors delegates oversight of our enterprise risk management process, including review of cybersecurity and data protection and compliance with cybersecurity policies, to the Audit Committee. An employee of the Manager is responsible for day to day oversight of our cybersecurity risks and management of our cybersecurity vendor, and that employee escalates cybersecurity risks to the Audit Committee or the Board as appropriate.

Company management, including our Chief Financial Officer, meets as needed with relevant employees of the Manager, who collectively have over ten years of experience in managing cybersecurity related issues on behalf of the Manager, to discuss cybersecurity risks and incident trends and escalate them, as appropriate, to the Audit Committee.
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
Estimated Net Proved Reserves
The tables below summarize our estimated net proved reserves at December 31, 2024, based on reports prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), our third-party independent reserve engineers. In preparing its reports, NSAI evaluated properties representing all of our proved reserves at December 31, 2024 in accordance with the rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities. Our estimated net proved reserves in the table below do not include probable or possible reserves and do not in any way include or reflect our commodity derivatives. All of our proved reserves are located in the United States. The following table sets forth summary information by reserve category with respect to estimated proved reserves at December 31, 2024:

	SEC Pricing Proved Reserves(1)
	Reserve Volumes				PV-10(3)
Reserve Category	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)(2)	%	Amount (in thousands)	%
Proved developed producing	17,372	104,292	34,754	64%	$634,483	75%
Proved developed non-producing	1,897	13,811	4,199	8%	90,983	11%
Proved undeveloped	8,918	38,666	15,362	28%	116,463	14%
Total proved	28,187	156,769	54,315	100%	$841,929	100%

Total proved developed	19,269	118,103	38,953	72%	$725,466	86%
__________________________________________
(1)The SEC Pricing Proved Reserves table above values oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2024 based on average prices of $76.32 per barrel of oil and $2.13 per MMbtu of natural gas. Under SEC guidelines, these prices represent the average prices per barrel of oil and per MMbtu of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period. These prices are adjusted for location and quality differentials.
(2)Boe are computed based on a conversion ratio of one Boe for each barrel of oil and one Boe for every 6,000 cubic feet (i.e., 6 Mcf) of natural gas.
(3)Pre-tax PV10% or “PV-10”, is a non-GAAP financial measure and is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable U.S. GAAP measure. The amounts disclosed in the table above include net abandonment costs of $23.9 million as of December 31, 2024. See “Reconciliation of PV-10 to Standardized Measure” below.
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
The following table provides a reconciliation of the pre-tax PV10% value of our SEC Pricing Proved Reserves as of December 31, 2024, 2023 and 2022 to the Standardized Measure of Discounted Future Net Cash Flows.
Standardized Measure Reconciliation

	December 31,
(in thousands)	2024	2023	2022
Pre-tax present value of estimated future net revenues (Pre-Tax PV10%)	$841,929	$856,428	$1,559,123
Future income taxes, discounted at 10%	(120,961)	(134,520)	(293,196)
Standardized measure of discounted future net cash flows	$720,968	$721,908	$1,265,927
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
Proved Undeveloped Reserves
At December 31, 2024, we had approximately 15,362 MBoe of proved undeveloped reserves as compared to 22,361 MBoe at December 31, 2023. A reconciliation of the change in proved undeveloped reserves during 2024 is as follows:

MBoe
Estimated proved undeveloped reserves at December 31, 2023	22,361
Extensions and discoveries	4,765
Acquisition of reserves	3,733
Divestiture of reserves	(3,525)
Conversion to proved developed reserves	(8,684)
Revisions of previous estimates	(3,288)
Estimated proved undeveloped reserves at December 31, 2024	15,362
__________________________________________
•Extensions and discoveries. In 2024, proved undeveloped reserves increased by 4,765 MBoe as a result of new proved undeveloped locations added primarily in the Permian Basin.
•Acquisition of reserves. In 2024, acquisitions of proved undeveloped reserves of 3,733 MBoe were primarily attributable to the acquisitions of oil and natural gas properties in the Permian Basin. See Note 5 of the Notes to Consolidated Financial Statements for additional discussion of acquisitions during 2024.
•Divestiture of reserves. In 2024, the Company divested of 3,525 MBoe of proved undeveloped reserves primarily in the Permian Basin.
•Conversion to proved developed reserves. In 2024, development of oil and natural gas properties resulted in the conversion of 8,684 MBoe from proved undeveloped reserves to proved developed reserves. We incurred development costs of approximately $138.4 million related to these locations.

•Revisions of previous estimates. In 2024, revisions of previous estimates decreased proved undeveloped reserves by 3,288 MBoe primarily due to the removal of undeveloped drilling locations as they were no longer expected to be developed within five years of their initial recognition as well as lower oil and natural gas prices.
All of our recorded proved undeveloped reserves are scheduled to be drilled within five years of the date of their initial recognition.
At December 31, 2024, the PV-10 value of our proved undeveloped reserves amounted to 14% of the PV-10 value of our total proved reserves. There are numerous uncertainties regarding the proved and undeveloped reserves. The development of these reserves is dependent upon a number of factors which include, but are not limited to: financial targets such as drilling within cash flow or reducing debt, drilling of obligatory wells, satisfactory rates of return on proposed drilling projects, and the levels of drilling activities by operators in areas where we hold leasehold interests. With 75% of the PV-10 value of our total proved reserves supported by producing wells, we believe we will have sufficient cash flows and adequate liquidity to execute our development plan. Based on SEC pricing as of December 31, 2024, estimated future development costs required for the development of proved undeveloped reserves are projected to be approximately $253.5 million over the next five years.
Independent Petroleum Engineers
We have engaged NSAI to independently prepare our estimated net proved reserves. NSAI is a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical expert primarily responsible for preparing the estimates set forth in the NSAI 2024 Reserve Report is Mr. Nathan Shahan. Mr. Shahan, a Licensed Professional Engineer in the State of Texas (No. 102389), has been practicing consulting petroleum engineering at NSAI since 2007 and has over 5 years of prior industry experience. He graduated from Texas A&M University in 2002 with a Bachelor of Science Degree in Petroleum Engineering and in 2007 with a Master of Engineering Degree in Petroleum Engineering. Mr. Shahan meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. He is a member of the Society of Petroleum Engineers and Society of Petroleum Evaluation Engineers.
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
To estimate economically recoverable oil and natural gas reserves and related future net cash flows, we consider many factors and assumptions including, but not limited to, economic criteria based on current costs and SEC pricing requirements, and forecasts of future production rates. Under the SEC regulations 210.4-10(a)(22)(v) and (26), proved reserves must be demonstrated to be economically producible based on existing economic conditions including the prices and costs at which economic productivity from a reservoir is to be determined as of the effective date of the report. With respect to the property interests we own, production and well tests from examined wells, normal direct costs of operating the wells or leases, other costs such as transportation and/or processing fees, production taxes, recompletion and development costs and product prices are based on the SEC regulations, geological maps, well logs, core analyses, and pressure measurements.
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
Internal Controls Over Reserves Estimation Process
Pursuant to the MSA, the Manager provides us with engineering services. The Manager employs an internal reservoir engineering department which is led by the Manager’s Partner - Engineering, who is responsible for overseeing the internal preparation of our reserves pursuant to the MSA. The Manager’s Partner - Engineering has a degree in petroleum engineering from the University of Calgary, and has over 20 years of oil and gas experience, with more than 15 years focused on reservoir engineering.
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
•Review of reserve estimates, inclusive of decline curves, by well and by area by the Manager’s reservoir engineers;
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

	Year Ended December 31,
	2024	2023	2022
Net Production:
Oil (MBbl)	4,483	4,162	3,656
Natural gas (MMcf)	27,944	28,266	21,351
Total (MBoe)(1)	9,140	8,873	7,215
Average Daily Production:
Oil (Bbl)	12,248	11,404	10,016
Natural gas (Mcf)	76,350	77,442	58,496
Total (Boe)(1)	24,973	24,311	19,765
Average Sales Prices:
Oil (per Bbl)	$73.06	$76.18	$92.50
Natural gas and related product sales (per Mcf)	1.88	2.72	7.46
Realized price (per Boe)	41.58	44.41	68.94
Costs and Expenses (per Boe):
Lease operating expenses	$6.29	$6.82	$6.19
Production and ad valorem taxes	$2.85	$3.12	$4.24
Depletion and accretion	$19.31	$18.11	$14.66
General and administrative	$2.70	$3.15	$1.97
__________________________________________
(1)Natural gas is converted to Boe using the ratio of one barrel of oil to six Mcf of natural gas.
Drilling and Development Activities
The following table sets forth the number of gross and net productive wells drilled in the years ended December 31, 2024, 2023 and 2022. The number of wells drilled refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated. As a non-operator, we do not invest in exploratory wells, and instead invest exclusively in development wells. While there is the potential that development wells may yield dry holes, we have not encountered this, other than mechanical dry holes. Therefore, drilling activity related to exploratory wells and dry holes was not applicable to us in the years presented below.

	December 31,
	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Productive development wells	299	23.43	314	24.55	265	20.78
Dry development wells(1)	—	—	2	0.57	—	—
(1) The dry hole category includes 2 (0.57 net) wells that were unsuccessful due to mechanical issues for the year ended December 31, 2023.
At December 31, 2024, we had 202 gross (14.85 net) wells for which drilling was either in-progress or were pending completion. These wells are not included in the table above.
The following table summarizes our cumulative gross and net productive oil and natural gas wells by basin at December 31, 2024. A significant majority of our wells in the Permian, Bakken, DJ, and Appalachian Basins are classified as oil wells, although they also produce natural gas and condensate. All of our wells in the Haynesville Basin are classified as natural gas wells. Our wells within the Eagle Ford Basin are classified as either oil or natural gas wells.

	December 31, 2024
	Gross Productive Wells			Net Productive Wells
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Permian	714	—	714	64.70	—	64.70
Eagle Ford	129	100	229	27.40	7.30	34.70
Bakken	985	—	985	39.80	—	39.80
Haynesville	—	127	127	—	17.20	17.20
DJ	1,070	15	1,085	44.60	1.30	45.90
Appalachian	6	—	6	0.10	—	0.10
Total	2,904	242	3,146	176.60	25.80	202.40
The following table summarizes our cumulative gross and net productive oil and natural gas wells by basin at December 31, 2023:

	December 31, 2023
	Gross Productive Wells			Net Productive Wells
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Permian	575	1	576	46.30	—	46.30
Eagle Ford	120	93	213	24.80	6.90	31.70
Bakken	938	—	938	39.00	—	39.00
Haynesville	—	117	117	—	16.40	16.40
DJ	967	15	982	42.20	0.90	43.10
Total	2,600	226	2,826	152.30	24.20	176.50
The following table summarizes our cumulative gross and net productive oil and natural gas wells by basin at December 31, 2022:

	December 31, 2022
	Gross Productive Wells			Net Productive Wells
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Permian	448	2	450	40.82	0.02	40.84
Eagle Ford	105	81	186	19.08	4.26	23.34
Bakken	907	1	908	37.73	0.20	37.93
Haynesville	—	62	62	—	12.18	12.18
DJ	681	70	751	16.43	2.16	18.59
Total	2,141	216	2,357	114.06	18.82	132.88

Developed and Undeveloped Acreage
The following table summarizes our estimated gross and net developed and undeveloped acreage by area at December 31, 2024.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Permian	48,731	8,427	14,787	6,638	63,518	15,065
Eagle Ford	25,750	4,243	5,815	2,344	31,565	6,587
Bakken	169,897	13,167	—	—	169,897	13,167
Haynesville	55,926	5,317	2,584	178	58,510	5,495
DJ	22,749	2,502	—	—	22,749	2,502
Appalachian	169	89	2,148	978	2,317	1,067
Total:	323,222	33,745	25,334	10,138	348,556	43,883
Acreage Expirations
As a non-operator, we are subject to lease expirations if an operator does not commence the development of operations within the agreed terms of our leases. All of our leases for undeveloped acreage summarized in the table below will expire at the end of their respective primary terms, unless we renew the existing leases, establish commercial production from the acreage or some other “savings clause” is exercised. In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have been commenced. While we generally expect to establish production from most of our acreage prior to expiration of the applicable lease terms, there can be no guarantee we can do so. The following table sets forth the future expiration amounts of our gross and net undeveloped acreage at December 31, 2024 by area:

	2025		2026		2027 and Thereafter
	Gross	Net	Gross	Net	Gross	Net
Permian(1)	9,485	3,662	5,976	3,104	1,148	724
Eagle Ford(1)	6,876	2,449	282	28	—	—
Haynesville	459	49	1,264	76	861	53
Appalachian	—	—	—	—	2,317	1,067
Total:	16,820	6,160	7,522	3,208	4,326	1,844
__________________________________________
(1)Certain acreage within the basin is subject to continuous drilling obligations.
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

Item 3. Legal Proceedings
Our Company was not a party to any material legal proceedings during the year ended December 31, 2024. In the future, the Company may be subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities
Market Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol “GRNT”.
As of March 3, 2025 there were 72 holders of record of our common stock.
Dividend Policy
Subject to compliance with applicable law, and depending on, among other things, economic conditions, financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in the Credit Agreement, we expect that Granite Ridge will pay quarterly cash dividends of $0.11 per share (or $0.44 per share per fiscal year). For information about dividends, see "Item 8. Financial Statements and Supplementary Data."
Repurchases of Equity Securities
During the quarter ended December 31, 2024, the Company repurchased shares of common stock from certain employees to satisfy the employees' tax withholding obligations in connection with the vesting of stock-based awards.
The following table sets forth our share repurchase activity for the period presented:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2024 - October 31, 2024	—	$—	—	$—
November 1, 2024 - November 30, 2024	3,666	$6.40	—	$—
December 1, 2024 - December 31, 2024	—	$—	—	$—
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
Overview
Granite Ridge is a scaled energy company which aims to provide shareholders with exposure similar to energy private equity through operated partnerships and traditional non-operated assets. We own assets in six prolific unconventional basins across the United States. We aim to deliver a diversified portfolio with best-in-class full cycle returns by investing in a large number of high-graded opportunities developed by proven public and private operators. We focus on success as measured by total shareholder returns, which we seek to balance with a low leverage profile.
As of December 31, 2024, we owned an interest in 3,146 gross (202 net) producing wells, 323,222 gross (33,745 net) developed acres, and 25,334 gross (10,138 net) undeveloped acres, all located in the United States.
Our average daily production for the year ended December 31, 2024 was 24,973 Boe per day.
Business Combination
On October 24, 2022 (the “Closing Date”), Granite Ridge and Executive Network Partnering Corporation ("ENPC") consummated the business combination pursuant to the terms of the Business Combination Agreement, dated as of May 16, 2022 (the “Business Combination Agreement”), by and among ENPC, Granite Ridge, ENPC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Granite Ridge (“ENPC Merger Sub”), GREP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Granite Ridge (“GREP Merger Sub”), and Granite Ridge Holdings, LLC, a Delaware limited liability company formerly known as GREP Holdings, LLC (“GREP”).
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

In addition to the factors that affect companies in our industry generally, the location of substantially all of our acreage in the Eagle Ford, Permian, Bakken, Haynesville, Denver-Julesburg and Appalachian Basins subjects our operating results to factors specific to these regions. These factors include the potential adverse impact of weather on drilling, production and transportation activities, particularly during the winter and spring months, as well as infrastructure limitations, transportation capacity, regulatory matters and other factors that may specifically affect one or more of these regions.
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
Our oil price differential to the NYMEX benchmark price during 2024, 2023 and 2022 was $(3.57) per barrel, $(1.40) per barrel and $(1.89) per barrel, respectively. Our natural gas price differential during 2024, 2023 and 2022 was $(0.31) per Mcf, $0.19 per Mcf and $0.91 per Mcf, respectively.
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
Prices for various quantities of natural gas and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2024, 2023 and 2022.

	December 31,
	2024	2023	2022
Average NYMEX Prices(1)
Oil (per Bbl)	$76.63	$77.58	$94.39
Natural gas (per Mcf)	$2.19	$2.53	$6.55
__________________________________________
(1)Based on average NYMEX closing prices.
Results of Operations
The following tables and related discussion set forth key operating and financial data as of and for the years ended December 31, 2024 and 2023. For similar operating and financial data and discussion of our 2023 results compared to our 2022 results, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 8, 2024. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Year Ended December 31,
	2024	2023
Net Sales (in thousands):
Oil sales	$327,491	$317,099
Natural gas and related product sales	52,539	76,970
Revenues	380,030	394,069
Net Production:
Oil (MBbl)	4,483	4,162
Natural gas (MMcf)	27,944	28,266
Total (MBoe)(1)	9,140	8,873
Average Daily Production:
Oil (Bbl)	12,248	11,404
Natural gas (Mcf)	76,350	77,442
Total (Boe)(1)	24,973	24,311
Average Sales Prices:
Oil (per Bbl)	$73.06	$76.18
Effect of gain (loss) on settled oil derivatives on average price (per Bbl)	0.34	1.10
Oil net of settled oil derivatives (per Bbl)(2)	$73.40	$77.28
Natural gas and related product sales (per Mcf)	$1.88	$2.72
Effect of gain (loss) on settled natural gas derivatives on average price (per Mcf)	0.53	0.65
Natural gas and related product sales net of settled natural gas derivatives (per Mcf)(2)	$2.41	$3.37
Realized price on a Boe basis excluding settled commodity derivatives	$41.58	$44.41
Effect of gain (loss) on settled commodity derivatives on average price (per Boe)	1.79	2.58
Realized price on a Boe basis including settled commodity derivatives(2)	$43.37	$46.99
Operating Expenses (in thousands):
Lease operating expenses	$57,461	$60,521
Production and ad valorem taxes	26,007	27,707
Depletion and accretion expense	176,529	160,662
Impairments of long-lived assets	36,369	26,496
General and administrative	24,649	27,920
Costs and Expenses (per Boe):
Lease operating expenses	$6.29	$6.82
Production and ad valorem taxes	$2.85	$3.12
Depletion and accretion	$19.31	$18.11
Impairments of long-lived assets	$3.98	$2.99
General and administrative	$2.70	$3.15
Net Producing Wells at Period-End:	202.40	176.50
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

Oil, Natural Gas and Related Product Sales
Our revenues vary from year to year primarily due to changes in realized commodity prices and production volumes. Our oil and natural gas sales for the year ended December 31, 2024 decreased 4% from the year ended December 31, 2023. Oil revenues for the year ended December 31, 2024 increased by 3% compared to the same period in 2023, driven by an 8% increase in production, partially offset by a 4% decrease in realized prices, excluding the effect of settled derivatives. Natural gas revenues decreased by 32% for the year ended December 31, 2024 compared to 2023, driven by a 31% decrease in realized natural gas prices, excluding the effect of settled commodity derivatives, and a 1% decrease in production.
Production from oil and gas properties increased because of drilling success and the acquisition of additional net revenue interests. This increase in total production is offset by the natural decline of the production rate of existing oil and natural gas wells. The number of wells we participated in increased from 176.50 net wells in 2023 to 202.40 net wells in 2024.
The following table sets forth information regarding our oil and natural gas production by basin.

	Year Ended December 31,
	2024	2023
Net Production:
Oil (MBbl)
Permian	2,956	2,656
Eagle Ford	638	529
Bakken	561	665
Haynesville	—	—
DJ	322	312
Appalachian	6	—
Total	4,483	4,162
Natural Gas (MMcf)
Permian	11,229	9,146
Eagle Ford	3,847	3,055
Bakken	1,235	1,105
Haynesville	9,264	12,251
DJ	2,345	2,709
Appalachian	24	—
Total	27,944	28,266
Total (MBoe)
Permian	4,828	4,180
Eagle Ford	1,279	1,038
Bakken	767	849
Haynesville	1,544	2,042
DJ	712	764
Appalachian	10	—
Total	9,140	8,873
Lease Operating Expenses
Lease operating expenses were $57.5 million ($6.29 per Boe) for the year ended December 31, 2024, a decrease of 5% from $60.5 million ($6.82 per Boe) for 2023. The decrease was primarily due to a decrease of $1.6 million in transportation and gathering expenses related to certain take in-kind arrangements on natural gas volumes, which have declined in the Haynesville area. In addition, workover and repair and maintenance expenses for the year ended December 31, 2024 are lower than the same period of 2023, partially offset by an increase in certain other lease operating expenses as a result of an increase in well count due to acquisitions and additional wells successfully drilled and completed.
Production and Ad Valorem Taxes
We generally pay production taxes based on realized oil and natural gas sales. Production taxes were $21.0 million ($2.30 per Boe) for the year ended December 31, 2024 compared to $24.9 million ($2.81 per Boe) for 2023. As a percentage of oil and natural gas sales, our production taxes were 6% in 2024 and 2023.
Production taxes generally fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.
Ad valorem taxes increased during the year ended December 31, 2024 as compared to 2023, primarily due to additional wells drilled and completed and new wells acquired.
Depletion and Accretion
Depletion and accretion was $176.5 million ($19.31 per Boe) for the year ended December 31, 2024, an increase of 10% from $160.7 million ($18.11 per Boe) in 2023. The increase in depletion and accretion expense was primarily due to the increase in depletion expense resulting from the increase in production and depletion rate.
Impairment of Long-Lived Assets
During the years ended December 31, 2024 and 2023, we recognized impairment expense of $36.4 million and $26.5 million, respectively. As of December 31, 2024, as a result of widening differentials and higher production cost assumptions, it was determined that the carrying amount of proved oil and gas properties in the Bakken exceeded undiscounted future net cash flows. As a result, an impairment of $35.6 million was recorded to write-down the carrying value to the estimated fair value of the proved oil and gas properties. Additionally, for the year ended December 31, 2024, an impairment of $0.7 million to the Company's unproved properties in the Permian Basin as the operator of those properties no longer intends to drill certain locations.
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
General and Administrative
The following table provides components of our general and administrative expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
General and administrative expenses	$22,351	$25,758
Non-cash stock-based compensation	2,298	2,162
Total general and administrative expenses	$24,649	$27,920
Total general and administrative expenses were $24.6 million ($2.70 per Boe) for the year ended December 31, 2024, a decrease of 12% from $27.9 million ($3.15 per Boe) in 2023. The decrease was primarily due to $2.5 million of costs directly related to the Warrant Exchange in 2023.

Gain/(Loss) on Derivatives – Commodity Derivatives
The following table sets forth the gain (loss) on derivatives for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Gain (loss) on commodity derivatives
Oil derivatives	$(10,260)	$6,459
Natural gas derivatives	9,352	19,085
Total	$(908)	$25,544
The following table represents our net cash receipts from (payments on) derivatives for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$1,503	$4,576
Natural gas derivatives	14,860	18,319
Total	$16,363	$22,895
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
Interest Expense
Interest expense was $18.5 million for the year ended December 31, 2024 compared to $5.3 million for 2023. The increase in interest expense was primarily due to the increase in interest rates and higher average outstanding balance on the revolving credit facility.
Gain (Loss) on Derivatives – Common Stock Warrants
We recognized a loss of $5.7 million during 2023 from the change in fair value of the warrant liability. See Note 3 and Note 9 in the Notes to the Consolidated Financial Statements for additional information on the common stock warrants and the Warrant Exchange.
Income Tax Expense (Benefit)
For the year ended December 31, 2024, we recorded income tax expense of $6.2 million, which included current income tax expense of $0.2 million and deferred income tax expense of $6.0 million. Our effective income tax rate of 24.9% for the year ended December 31, 2024 differs from the federal statutory rate due primarily to the impact of certain discrete items, state income taxes and changes in state tax rates. For the year ended December 31, 2023, we recorded income tax expense of $24.5 million, which included current income tax expense of $0.2 million and deferred income tax expense of $24.3 million. Our effective income tax rate of 23.2% for the year ended December 31, 2023 differed from the federal statutory rate of 21% primarily due to the impact of certain discrete items and state income taxes.
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

As of December 31, 2024, we had $205.0 million of debt outstanding under our Credit Agreement. We had $129.1 million of liquidity as of December 31, 2024, consisting of $119.7 million of committed borrowing availability under the Credit Agreement and $9.4 million of cash on hand. On November 1, 2024, the Company and its lenders entered into the Fourth Amendment to the Credit Agreement, which amended the Credit Agreement to, among other things, increase the borrowing base and aggregate elected commitments from $300 million to $325 million. See Note 8 to the Notes to the Consolidated Financial Statements for additional information.
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
Common stock dividends
We paid dividends of $57.5 million, or $0.44 per share, and $58.6 million, or $0.44 per share, during the years ended December 31, 2024 and 2023, respectively. On February 14, 2025, our Board of Directors declared a cash dividend of $0.11 per share for the first quarter of 2025 that will be paid on March 14, 2025 to stockholders of record as of February 28, 2025. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
Stock repurchase program
In December 2022, we announced that our Board of Directors approved a stock repurchase program for up to $50.0 million of our common stock through December 31, 2023. The stock repurchase program terminated on December 31, 2023. During the year ended December 31, 2023, the Company repurchased 5,651,707 shares under the program at an aggregate cost of $36.1 million. As of December 31, 2023, the Company had repurchased a total of 5,677,627 shares since the inception of the program at an aggregate cost of $36.3 million.
Cash Flows
Our cash flows for the years ended December 31, 2024, 2023 and 2022 are presented below:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities	$275,733	$302,867	$346,389
Net cash used in investing activities	(310,768)	(356,676)	(230,562)
Net cash provided by (used in) financing activities	33,724	13,406	(76,848)
Net change in cash	$(1,311)	$(40,403)	$38,979
Cash Flows Provided by Operating Activities
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
The $27.1 million decrease in operating cash flows during the year ended December 31, 2024 as compared to 2023 was primarily due to the decrease in oil and natural gas sales and deferred income taxes during 2024 as compared to 2023. Our net cash provided by operating activities included a benefit of $0.9 million and a benefit of $4.6 million for the years ended December 31, 2024 and 2023, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.
Cash Flows Used in Investing Activities
For the year ended December 31, 2024, our net cash used in investing activities was $310.8 million, which consisted primarily of $285.8 million of capital expenditures for oil and natural gas properties and $61.2 million of acquisitions of oil and natural gas properties. These cash flows used in investing activities are partially offset by cash proceeds from disposal of oil and natural gas properties of $14.0 million and refund of advances from operators of $19.7 million during 2024.
For the year ended December 31, 2023, our net cash used in investing activities was $356.7 million, which consisted primarily of $282.4 million of capital expenditures for oil and natural gas properties and $76.8 million of acquisitions of oil and natural gas properties. These cash flows used in investing activities are partially offset by cash proceeds from refund of advances from operators of $2.5 million.
Cash Flows Provided by (Used in) Financing Activities
For the year ended December 31, 2024, our net cash provided by financing activities was $33.7 million primarily due to $95.0 million of net borrowings under our Credit Agreement, partially offset by $57.5 million of dividends paid on our common stock.
For the year ended December 31, 2023, our net cash provided by financing activities was $13.4 million primarily due to $110.0 million of net borrowings under our Credit Agreement, partially offset by $58.6 million of dividends paid on our common stock and $35.4 million of common stock repurchases.
Granite Ridge Credit Agreement
At December 31, 2024, the Company had outstanding borrowings of $205.0 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $119.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company's and its restricted subsidiaries' assets.
On October 24, 2022, Granite Ridge entered into a senior secured revolving credit agreement (as amended, the “Credit Agreement”) among Granite Ridge, as borrower, currently led by Bank of America, N.A., as administrative agent, and the lenders from time to time party thereto. The Credit Agreement has a maturity date of five years from the effective date thereof.
On April 1, 2024, the Company entered into the Resignation, Appointment, Assignment and Third Amendment to Credit Agreement (the “Third Amendment”) which amended the Credit Agreement to, among other things, (a) appoint a new administrative agent and L/C Issuer (as defined therein) (b) increase the size of the lender group by adding nine new banks, with one bank exiting the facility, (c) increase the borrowing base from $275.0 million to $300.0 million, and (d) increase the aggregate elected commitments from $240.0 million to $300.0 million.
On November 1, 2024, the Company and its lenders entered into the Fourth Amendment to the Credit Agreement, which amended the Credit Agreement to, among other things, (a) increase the borrowing base from $300.0 million to $325.0 million, and (b) increase the aggregate elected commitments from $300.0 million to $325.0 million.
Borrowings under the Credit Agreement may be base rate loans or secured overnight financing rate (“SOFR”) loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. SOFR loans bear interest at SOFR plus an applicable margin ranging from 300 to 400 basis points, depending on the percentage of the borrowing base utilized, plus an additional 10, 15 or 20 basis point credit spread adjustment for a one, three, or six month interest period, respectively. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the U.S. prime rate as published by the Wall Street Journal; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points, plus, in the case of this clause (iii) an additional 10 basis point credit spread adjustment, plus, in the case of any base rate loan, an applicable margin ranging from 200 to 300 basis points, depending on the percentage of the borrowing base utilized. The Company's weighted average effective interest rate under the Credit Agreement as of December 31, 2024 and 2023 was 8.12% and 8.71%, respectively.

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
As of December 31, 2024, we were in compliance with all covenants required by the Credit Agreement.
Known Contractual and Other Obligations; Planned Capital Expenditures
Contractual and Other Obligations
•As of December 31, 2024, we had $205.0 million of debt outstanding under our Credit Agreement. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding future interest payment obligations on our Credit Agreement.
•We entered into the MSA with the Manager in which we pay the Manager an annual services fee of $10.0 million and reimburse the Manager for certain Granite Ridge group costs related to the operation of our oil and gas assets and other properties. See Note 10 of the Notes to the Consolidated Financial Statements.
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
Planned Capital Expenditures
For 2025, we are budgeting approximately $300 million to $320 million in total planned capital expenditures. We expect to fund planned capital expenditures with cash generated from operations and, if required, borrowings under our Credit Agreement.
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
Oil and Natural Gas Reserves
The determination of depletion and amortization expense as well as impairments that are recognized on our oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves attributable to our properties. Our estimate of proved reserves is based on the quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, production taxes and development costs, all of which may in fact vary considerably from actual results. In addition, as the prices of oil and natural gas and cost levels change from year to year, the economics of producing our reserves may change and therefore the estimate of proved reserves may also change. As of December 31, 2024, approximately 28% of our total proved reserves were categorized as proved undeveloped reserves. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves, future cash flows from our reserves, and future development of our proved undeveloped reserves.

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
External petroleum engineers independently estimated all of the proved reserve quantities included in our financial statements, which were prepared in accordance with the rules promulgated by the SEC. In connection with our external petroleum engineers performing their independent reserve estimations, we provided them our historical information, such as oil and natural gas production, realized commodity prices, and operating and development costs. We also provided ownership interest information with respect to our properties. The third-party independent reserve engineers, NSAI, evaluated 100% of our estimated proved reserve quantities and their related pre-tax future net cash flows as of December 31, 2024.
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
Depletion of oil and natural gas producing properties is determined using the units-of-production method. During the years ended December 31, 2024, 2023, and 2022, we recognized depletion expense of $175.7 million, $160.2 million and $105.3 million, respectively.
Any reduction in proved reserves could result in an acceleration of future depletion expense. Such a decline may result from lower commodity prices which may make it uneconomical to drill certain proved undeveloped locations. In addition, a decline in proved reserve estimates may impact the outcome of our assessment of proved properties for impairment.
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
Impairment of Oil and Natural Gas Properties
All of our long-lived assets are monitored for potential impairment annually, or when circumstances indicate that the carrying value of an asset may be greater than management’s estimates of its future net cash flows, including cash flows from proved reserves and risk-adjusted probable and possible reserves. If the carrying value of the long-lived assets exceeds the sum of estimated undiscounted future net cash flows, an impairment loss is recognized for the difference between the estimated fair value, using the income or market approach, and the carrying value of the assets. The evaluations involve a significant amount of judgment since the results are based on estimated future events, such as future sales prices for oil and natural gas, future costs to produce these products, estimates of future oil and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates, and other factors. The need to test an asset for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods.
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
Revenue Recognition
The Company’s revenues are derived from its interests in the sale of oil and natural gas production. As we do not operate any of our wells, we have limited visibility into the timing of when new wells start producing and production statements may not be received for one to three months or more after the date production is delivered. As a result, we are required to estimate the amount of production delivered to the purchaser and the price that we will receive for the sale of the product. Engineering estimates are typically used to calculate expected volumes. Pricing estimates are based upon actual prices realized in an area by adjusting the market price for the basis differential from market on a basin-by-basin basis. The expected sales volumes and prices for these properties are estimated and recorded within the revenue receivable line item in the accompanying consolidated balance sheets. Differences between our estimates and the actual amounts received for oil and natural gas sales are recorded in the month that payment is received from the third party.
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
We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. For the year ended December 31, 2024, a 10% increase in average commodity prices would have decreased the fair value of commodity derivatives by $19.3 million. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.

We generally use derivatives to economically hedge a portion of our anticipated future production. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under our Credit Agreement.
Interest Rate Risk
At December 31, 2024, our exposure to interest rate changes related primarily to the borrowings under the Credit Agreement. The interest we pay on these borrowings is set periodically based upon market rates. We had total indebtedness of $205.0 million outstanding under our Credit Agreement at December 31, 2024. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $2.1 million.
We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at December 31, 2024.
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
As of December 31, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective at a level of reasonable assurance.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in the Company’s internal control over financial reporting and determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.
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
Item 9B. Other Information
Trading Plans
None of our directors or "officers," as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter covered by this Annual Report.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2024.
Granite Ridge has adopted a written code of business conduct and ethics that applies to its directors, officers, employees and individuals providing services to Granite Ridge pursuant to the MSA, in accordance with applicable federal securities laws, a copy of which is available on Granite Ridge’s website at www.graniteridge.com. Granite Ridge intends to disclose on its website any future amendments of the code of ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions or Granite Ridge’s directors from provisions in the code of business conduct and ethics.
Item 11. Executive Compensation
Item 11 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 13 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services
Item 14 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2024.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following consolidated financial statements are included in “Index to Financial Statements”:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2024 and 2023
Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders Equity for the Years Ended December 31, 2024, 2023 and 2022
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
10.4#
Form of Restricted Stock Award Agreement under the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan for grants made prior to March 5, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

10.5#*	Form of Restricted Stock Award Agreement under the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan for grants made on and after March 5, 2025.
10.6#
Form of Performance Stock Unit Award Agreement under the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

10.7#
Form of Nonqualified Stock Option Award Agreement under the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

10.8
Credit Agreement, dated October 24, 2022 by and among Granite Ridge Resources, Inc., as borrower, Texas Capital Bank, as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2022).

10.8.1
First Amendment to Credit Agreement, dated as of November 7, 2023, by and among Granite Ridge Resources, Inc., as borrower, Texas Capital Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 9, 2023).

10.8.2
Second Amendment to Credit Agreement, dated as of December 21, 2023, by and among Granite Ridge Resources, Inc., as borrower, Texas Capital Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.7.2 to the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2024).

10.8.3
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

10.8.4
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

10.13#
Executive Change in Control Termination Agreement between Kimberly Weimer and Granite Ridge Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2024).

19.1*	Granite Ridge Resources, Inc. Insider Trading Policy.
23.1*	Consent of Forvis Mazars, LLP, independent registered accounting firm of Granite Ridge Resources, Inc.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
97.1	Granite Ridge Resources, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2024).
99.1*	Reserve Report of Granite Ridge Resources as of December 31, 2024.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________
*Filed herewith
#Indicates management plan or compensatory arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE RIDGE RESOURCES, INC.

March 6, 2025	By:	/s/ LUKE C. BRANDENBERG
		Name:	Luke C. Brandenberg
		Title:	President and Chief Executive Officer

March 6, 2025	By:	/s/ TYLER S. FARQUHARSON
		Name:	Tyler S. Farquharson
		Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Luke C. Brandenberg	President and Chief Executive Officer	March 6, 2025
Luke C. Brandenberg	(Principal Executive Officer)

/s/ Tyler S. Farquharson	Chief Financial Officer	March 6, 2025
Tyler S. Farquharson	(Principal Financial Officer)

/s/ Kimberly A. Weimer	Chief Accounting Officer	March 6, 2025
Kimberly A. Weimer	(Principal Accounting Officer)

/s/ Matt Miller	Director and Co-Chairman of the Board	March 6, 2025
Matt Miller

/s/ Griffin Perry	Director and Co-Chairman of the Board	March 6, 2025
Griffin Perry

/s/ Amanda N. Coussens	Director	March 6, 2025
Amanda N. Coussens

/s/ Thaddeus Darden	Director	March 6, 2025
Thaddeus Darden

/s/ Michele J. Everard	Director	March 6, 2025
Michele J. Everard

/s/ Kirk Lazarine	Director	March 6, 2025
Kirk Lazarine

/s/ John McCartney	Director	March 6, 2025
John McCartney

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Granite Ridge Resources, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Granite Ridge Resources, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Forvis Mazars, LLP
We have served as the Company’s auditor since 2015.
Dallas, Texas
March 6, 2025

GRANITE RIDGE RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value and share data)	2024	2023
ASSETS
Current assets:
Cash	$9,419	$10,430
Revenue receivable	69,692	72,934
Advances to operators	19,959	4,928
Prepaid and other current assets	3,831	1,716
Derivative assets - commodity derivatives	537	11,117
Equity investments	31,783	50,427
Total current assets	135,221	151,552
Property and equipment:
Oil and gas properties, successful efforts method	1,540,021	1,236,683
Accumulated depletion	(643,051)	(467,141)
Total property and equipment, net	896,970	769,542
Long-term assets:
Derivative assets - commodity derivatives	—	1,189
Other long-term assets	4,288	4,821
Total long-term assets	4,288	6,010
Total assets	$1,036,479	$927,104
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$99,440	$60,875
Other liabilities	546	1,204
Derivative liabilities - commodity derivatives	1,822	—
Total current liabilities	101,808	62,079
Long-term liabilities:
Long-term debt	205,000	110,000
Derivative liabilities - commodity derivatives	3,679	—
Asset retirement obligations	10,693	9,391
Deferred tax liability	79,946	73,989
Total long-term liabilities	299,318	193,380
Total liabilities	401,126	255,459
Commitments and contingencies (Note 11)
Stockholders' Equity:
Common stock, $0.0001 par value, 431,000,000 shares authorized, 136,417,677 and 136,040,777 issued at December 31, 2024 and 2023, respectively	14	14
Additional paid-in capital	655,472	653,174
Retained earnings	16,047	54,782
Treasury stock, at cost, 5,683,921 and 5,677,627 shares at December 31, 2024 and 2023, respectively	(36,180)	(36,325)
Total stockholders' equity	635,353	671,645
Total liabilities and stockholders' equity	$1,036,479	$927,104
The accompanying notes are an integral part to these consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Revenues:
Oil and natural gas sales	$380,030	$394,069	$497,417
Operating costs and expenses:
Lease operating expenses	57,461	60,521	44,678
Production and ad valorem taxes	26,007	27,707	30,619
Depletion and accretion expense	176,529	160,662	105,752
Impairments of long-lived assets	36,369	26,496	—
General and administrative	24,649	27,920	14,223
Other, net	(241)	176	—
Total operating costs and expenses	320,774	303,482	195,272
Net operating income	59,256	90,587	302,145
Other income (expense):
Gain (loss) on derivatives - commodity derivatives	(908)	25,544	(25,324)
Interest expense, net	(18,470)	(5,315)	(1,989)
Gain (loss) on derivatives - common stock warrants	—	(5,742)	362
Gain (loss) on equity investments	(15,183)	508	—
Other income	271	—	—
Total other income (expense)	(34,290)	14,995	(26,951)
Income before income taxes	24,966	105,582	275,194
Income tax expense	6,207	24,483	12,850
Net income	$18,759	$81,099	$262,344

Net income per share:
Basic	$0.14	$0.61	$1.97
Diluted	$0.14	$0.61	$1.97
Weighted-average number of shares outstanding:
Basic	130,189	133,093	132,923
Diluted	130,227	133,109	133,074
The accompanying notes are an integral part to these consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Previous Partnerships' Capital Existing Until the Recapitalization of Granite Ridge Resources, Inc.	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Equity
(in thousands)		Shares	Amount			Shares	Amount
As of January 1, 2022	$474,930	—	$—	$—	$—	—	$—	$474,930
Net income prior to Business Combination	219,292	—	—	—	—	—	—	219,292
Contribution of Funds' assets in exchange for common stock	(694,222)	130,000	13	694,209	—	—	—	—
Recapitalization	—	2,923	—	6,825	—	—	—	6,825
Issuance costs	—	—	—	(18,508)	—	—	—	(18,508)
Issuance of common stock warrants	—	—	—	(12,265)	—	—	—	(12,265)
Issuance of vesting shares	—	372	—	(1,287)	—	—	—	(1,287)
Deferred income tax liability at Business Combination	—	—	—	(36,899)	—	—	—	(36,899)
Purchase of treasury stock	—	—	—	—	—	(26)	(229)	(229)
Common stock dividend declared ($0.08 per share)	—	—	—	—	(10,664)	—	—	(10,664)
Net income subsequent to the Business Combination	—	—	—	—	43,052	—	—	43,052
As of December 31, 2022	$—	133,295	$13	$632,075	$32,388	(26)	$(229)	$664,247
Adoption of ASU No. 2016-13 (Note 2)	—	—	—	—	(118)	—	—	(118)
As of January 1, 2023	$—	133,295	$13	$632,075	$32,270	(26)	$(229)	$664,129
Grants of restricted stock	—	403	—	—	—	—	—	—
Forfeitures of restricted stock	—	(13)	—	—	—	—	—	—
Cancellation of vesting shares	—	(221)	—	—	—	—	—	—
Vesting shares	—	—	—	1,287	—	—	—	1,287
Stock-based compensation	—	—	—	2,162	—	—	—	2,162
Purchase of treasury stock	—	—	—	—	—	(5,652)	(36,096)	(36,096)
Common stock dividend declared ($0.44 per share)	—	—	—	—	(58,587)	—	—	(58,587)
Common stock issued in warrant exchange	—	2,576	1	17,645	—	—	—	17,646
Common stock issued for exercise of warrants	—	1	—	5	—	—	—	5
Net income	—	—	—	—	81,099	—	—	81,099
As of December 31, 2023	$—	136,041	$14	$653,174	$54,782	(5,678)	$(36,325)	$671,645
Grants of restricted stock	—	383	—	—	—	—	—	—
Forfeitures of restricted stock	—	(6)	—	—	—	—	—	—
Stock-based compensation	—	—	—	2,298	—	—	—	2,298
Purchase of treasury stock	—	—	—	—	—	(6)	(40)	(40)
Excise tax adjustments on treasury stock	—	—	—	—	—	—	185	185
Common stock dividend declared ($0.44 per share)	—	—	—	—	(57,494)	—	—	(57,494)
Net income	—	—	—	—	18,759	—	—	18,759
As of December 31, 2024	$—	136,418	$14	$655,472	$16,047	(5,684)	$(36,180)	$635,353
The accompanying notes are an integral part to these consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating activities:
Net income	$18,759	$81,099	$262,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and accretion expense	176,529	160,662	105,752
Impairments of long-lived assets	36,369	26,496	—
(Gain) loss on derivatives - commodity derivatives	908	(25,544)	25,324
Net cash receipts from (payments on) commodity derivatives	16,363	22,895	(42,437)
Stock-based compensation	2,298	2,162	—
Amortization of loan origination costs	3,540	1,260	159
(Gain) loss on derivatives - common stock warrants	—	5,742	(362)
(Gain) loss on equity investments	15,183	(508)	—
Deferred income taxes	5,958	24,274	12,850
Other	(1,034)	(313)	—
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Revenue receivable	3,288	(846)	(24,989)
Other receivable	183	103	—
Accrued expenses	(1,153)	4,550	9,838
Prepaid and other current assets	(1,411)	485	(2,095)
Other payable	(47)	350	5
Net cash provided by operating activities	275,733	302,867	346,389
Investing activities:
Capital expenditures for oil and natural gas properties	(285,796)	(282,390)	(185,497)
Acquisition of oil and natural gas properties	(61,197)	(76,810)	(49,191)
Deposit on acquisition	(887)	—	(1,899)
Refund of advances to operators	19,655	2,464	1,180
Proceeds from the disposal of oil and natural gas properties	13,995	60	4,845
Proceeds from the sale of equity investments	3,462	—	—
Net cash used in investing activities	(310,768)	(356,676)	(230,562)
Financing activities:
Proceeds from borrowing on credit facilities	110,000	162,500	21,000
Repayments of borrowing on credit facilities	(15,000)	(52,500)	(72,100)
Deferred financing costs	(3,340)	(2,616)	(3,237)
Payment of expenses related to formation of Granite Ridge Resources, Inc.	—	(43)	(18,456)
Purchase of treasury shares	(442)	(35,353)	(216)
Payment of dividends	(57,494)	(58,587)	(10,664)
Proceeds from issuance of common stock	—	5	6,825
Net cash provided by (used in) financing activities	33,724	13,406	(76,848)
Net change in cash and restricted cash	(1,311)	(40,403)	38,979
Cash and restricted cash at beginning of year	10,730	51,133	12,154
Cash and restricted cash at end of year	$9,419	$10,730	$51,133
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$(14,472)	$(4,825)	$(2,286)
Cash paid during the year for income taxes	$(197)	$(742)	$(98)
Supplemental disclosure of non-cash investing activities:
Oil and natural gas properties divested in exchange for equity securities	$—	$49,920	$—
Oil and natural gas property development costs in accrued expenses	$36,736	$(12,325)	$48,187
Advances to operators applied to development of oil and natural gas properties	$121,922	$98,224	$103,535
Cash and restricted cash:
Cash	$9,419	$10,430	$50,833
Restricted cash included in other long-term assets	—	300	300
Cash and restricted cash	$9,419	$10,730	$51,133
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
At the special meeting of ENPC stockholders held in connection with the Business Combination, of the 41,400,000 shares of ENPC Class A common stock, public stockholders of 39,343,496 shares of ENPC Class A common stock exercised their rights to have those shares redeemed for cash at a redemption price of approximately $10.07 per share, or an aggregate of approximately $396.1 million. The holders of membership interests in GREP (the “Existing GREP Members”) and their direct and indirect members were issued 130.0 million shares of Granite Ridge common stock at the closing. Upon consummation of the Business Combination, each public stockholder’s ENPC common stock and ENPC warrants were automatically converted into an equivalent number of shares of Granite Ridge common stock and Granite Ridge warrants as a result of the Transactions. At the effective time of the Mergers, (i) 495,357 shares of ENPC Class F common stock were converted to 1,238,393 shares of ENPC Class A common stock (of which an aggregate of 220,348 shares were subsequently forfeited pursuant to the terms of the Sponsor Agreement, dated as of May 16, 2022, by and among ENPC, Granite Ridge, and certain other parties thereto (the "Sponsor Agreement")) and the remaining shares of ENPC Class F common stock outstanding were automatically cancelled for no consideration (the “ENPC Class F Conversion”) (ii) all other remaining shares of ENPC Class A common stock automatically cancelled without any conversion, payment or

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
distribution (the “Sponsor Share Cancellation”) and (iii) all shares of ENPC Class B common stock outstanding were deemed transferred to ENPC and surrendered and forfeited for no consideration (the “ENPC Class B Contribution”). In January 2023, 220,348 of the 371,518 shares subject to vesting and forfeiture provisions under the terms of the Sponsor Agreement were forfeited.
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
2.    Summary of Significant Accounting Policies
Principles of Consolidation
As it pertains to periods prior to completion of the Business Combination, the financial statements have been presented on a combined historical basis due to the Funds' prior common ownership and control. Prior to the Business Combination, the financial statements include the accounts of the Funds, all of which were commonly owned and controlled. All inter-entity balances and transactions have been eliminated in combination.
As it pertains to periods subsequent to completion of the Business Combination, the accompanying consolidated financial statements also include the accounts of the Company and all other wholly owned subsidiaries created in connection with the Business Combination. References to the “Company” prior to October 24, 2022 refer to the combined business of the Funds and references after October 24, 2022 refer to the consolidated business of Granite Ridge Resources, Inc.
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
Segment Reporting

The Company operates in one reporting segment, which is oil and natural gas development, exploration and production. All of our operations are conducted in the geographic area of the United States. The reporting segment generates revenue through the sale of oil and natural gas. The Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, manages operations on a consolidated basis for purposes of evaluating operational performance and allocating resources. Net income, as reported within the Company’s consolidated statement of operations, is used by the CODM to assess performance for the oil and natural gas development, exploration and production segment. Significant segment expenses are the same as those reported in the consolidated statement of operations. Total assets, as reported within the Company’s consolidated balance sheets, is the measure of segment assets.
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
Additional significant estimates include, but are not limited to, fair value of derivative financial instruments, fair value of assets acquired and liabilities assumed for business combinations, fair value of oil and natural gas properties for impairment, asset retirement obligations, revenue receivable and income taxes. Actual results could differ from those estimates.
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
Restricted cash consists of cash that is stated at cost, which approximates fair market value. Classification of restricted cash is based on the nature of the restrictions associated with the underlying assets. As of December 31, 2023, the Company had $0.3 million of cash classified as restricted. The restricted balance related to a cash deposit for two standby letters of credit associated with oil and natural gas mining lease agreements. During 2024, the standby letters of credit were terminated and, as a result, the Company has no restricted cash at December 31, 2024.
Revenue Receivable
Revenue receivable is comprised of accrued oil and natural gas sales. The operators remit payment for production directly to the Company. In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding revenue receivable balance at the date of non-performance. The Company monitors this exposure primarily by reviewing credit ratings, financial statements and payment history. Revenue receivables are generally unsecured and are typically received from the operator one to three months after production. As of December 31, 2024 and 2023, the Company had an allowance for expected credit losses of $0.2 million, which was based on a historical loss rate.
The Company considers forecasts of future economic conditions in the estimate of its expected credit losses, in particular whether there is an increase in the probability that the Company’s counterparties are unable to pay their obligations when due, and adjusts its allowance for expected credit losses when necessary.
Advance to Operators
The Company participates in the drilling of oil and natural gas wells with other working interest partners. Due to the capital-intensive nature of oil and natural gas drilling activities, our partner operators may request advance payments from working interest partners for their share of the costs. The Company expects such advances to be applied by these operators against joint interest billings for its share of drilling operations within 90 days from when the advance is paid. Changes in advances to operators are presented as an investing outflow within capital expenditures for oil and natural gas properties on the consolidated statements of cash flows.
Oil and Natural Gas Properties
The Company uses the successful efforts method of accounting for oil and natural gas producing activities, as further defined under ASC 932, "Extractive Activities - Oil and Gas" (“ASC 932”). Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory leases that find proved reserves, and to drill and equip development leases and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determinations of whether the wells have proved reserves. If the Company determines that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determinations of whether the wells have proved reserves as of December 31, 2024 or 2023.
Capitalized leasehold costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized drilling and development costs and integrated assets is based on the unit-of-production method using proved developed reserves. The Company recognized depletion expense of $175.7 million, $160.2 million and $105.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. As a result of the Business Combination, the Company aggregated certain proved properties for amortization and impairment purposes.
Costs of significant nonproducing properties, wells in the process of being drilled and completed and development projects are excluded from depletion until the related project is completed. Costs incurred to maintain wells and related equipment are charged to expense as incurred. The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. No interest costs were capitalized for the years ended December 31, 2024 and 2022. For the year ended December 31, 2023, $1.0 million of interest costs were capitalized.
Gains or losses are recorded for sales or dispositions of proved oil and gas properties which constitute an entire depletion base or from the sale of less than an entire depletion base if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the depletion base. Dispositions of individual properties that do not

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
significantly alter the depletion rates are generally accounted for as adjustments to capitalized costs with no gain or loss recorded.
The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable; for instance, when there are declines in commodity prices or well performance. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair market value is recognized at that time. The fair value of impaired assets is determined using the market or income valuation approach. The income approach is calculated using a discounted cash flow model. Discounted future cash flows use a discount rate similar to that used by market participants, or comparable market value if available. Estimating future cash flows involves the use of judgments, including estimation of the proved and risk-adjusted unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. The Company recorded proved property impairment of $35.6 million and $26.5 million for the years ended December 31, 2024 and 2023, respectively. There were no proved property impairment indicators for the year ended December 31, 2022.
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. The Company recorded unproved oil and gas properties impairment of $0.7 million for the year ended December 31, 2024. The Company did not record any unproved oil and gas properties impairment for the years ended December 31, 2023 or 2022.
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
Derivative Instruments- Common Stock Warrants
Prior to the Warrant Exchange, the Company accounted for warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, "Derivatives and Hedging" (“ASC 815”). The warrants were required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants were recognized as a non-operating gain or loss in the consolidated statements of operations. For the period during which the Company’s common stock was publicly traded, the fair value of the warrants was based on quoted prices in an active market.
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
On June 4, 2024, the 2.0% cumulative mandatorily convertible preferred securities were converted into the equivalent number of shares of Vital Energy’s common stock. During the year ended December 31, 2024, the Company divested 75,000 shares of Vital Energy’s common stock and realized a gain on sale of $0.1 million included in gain (loss) on equity investments within the Company’s consolidated statements of operations.
The Company follows the guidance in ASC 321, "Investments - Equity Securities" (“ASC 321”) for its investment in the common and preferred stock of Vital Energy. ASC 321 requires equity investments with readily determinable fair values to be measured at fair value, with unrealized holding gains and losses recorded as a gain or loss in the consolidated statements

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
of operations. For the preferred stock that did not have a readily determinable fair value, the Company did not elect the measurement alternative in ASC 321 and instead accounted for the preferred stock at fair value with unrealized gains and losses recorded through net income for the periods until the preferred stock was converted into common stock. For the year ended December 31, 2024, an unrealized loss of $15.3 million is included in gain (loss) on equity investments within the Company's consolidated statements of operations that reflects the change in fair value of the common stock. For the year ended December 31, 2023, the Company recorded an unrealized gain of $0.5 million related to the Vital Energy common and preferred shares.
Asset Retirement Obligations
The Company follows the provisions of ASC 410-20, "Asset Retirement Obligations" ("ASC 410-20"). ASC 410-20 requires entities to record the fair value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The Company’s asset retirement obligations relate to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and natural gas properties. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related oil and natural gas property asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depleted over the useful life of the related asset. Based on certain factors, including commodity prices and costs, the Company may revise its previous estimates of the liability, which would also increase or decrease the related oil and natural gas property asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss for the difference of the settled amount and recorded liability.
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
The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. The transaction price is variable as it is based on market prices for oil and natural gas, less revenue deductions such as gathering, transportation and compression costs. Management has determined that the variable revenue constraint is overcome at the date control passes to the customer since the variable consideration to be received can be reasonably estimated based on daily market prices and historical transportation charges. Revenue is presented net of these costs within the consolidated statements of operations. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in revenue receivable in the consolidated balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are insignificant.
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
Non-operated Crude Oil and Natural Gas Revenues
The Company’s proportionate share of production from non-operated properties is generally marketed at the discretion of the operators. For non-operated properties, the Company receives a net payment from the operator representing its proportionate share of sales proceeds, which is net of revenue deductions such as gathering, transportation and compression costs incurred by the operator. Such non-operated revenues are recognized at the net amount of proceeds to be received by the Company during the month in which production occurs and it is probable the Company will collect the consideration it is entitled to receive. Proceeds are generally received by the Company within one to three months after the month in which production occurs.
Take-in Kind Oil and Natural Gas Revenues
Under certain arrangements, the Company has the right to take a volume of unprocessed gas in kind at the operator's wellhead, representing its proportionate share of its natural gas production, in lieu of receiving a net payment from the operator. The Company currently takes certain natural gas volumes in kind in lieu of monetary settlement. When the Company elects to take volumes in kind, it pays third parties to transport the natural gas it took in kind to downstream delivery points, where it then sells to customers at prices applicable to those downstream markets. In such situations, revenues are recognized during the month in which control transfers to the customer at the delivery point and it is probable the Company will collect the consideration it is entitled to receive. Sales proceeds are generally received by the Company within one month after the month in which a sale has occurred. In these scenarios, gathering and processing costs and transportation expenses the Company incurs to transport the volumes to downstream customers are recorded in lease operating expenses in the consolidated statements of operations.
Disaggregated Oil and Natural Gas Revenues
The Company’s disaggregated revenue has two primary sources: oil sales and natural gas sales. Substantially all of the Company’s oil and natural gas sales come from six geographic areas in the United States: the Eagle Ford Basin (Texas), the Permian Basin (Texas/New Mexico), the Haynesville Basin (Texas/Louisiana), the Denver-Julesburg “DJ” Basin (Colorado), the Bakken Basin (Montana/North Dakota), and Appalachian Basin (Ohio). The Company previously owned oil and natural gas assets in the SCOOP/STACK Basin in Oklahoma, which were sold during the year ended December 31, 2022. The following tables present the disaggregation of the Company’s oil and natural gas revenues by basin for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Oil	$327,491	$317,099	$338,163
Natural gas	52,539	76,970	159,254
Total	$380,030	$394,069	$497,417

Permian	$238,052	$237,730	$266,856
Eagle Ford	54,399	46,410	64,879
Bakken	40,358	51,128	64,999
Haynesville	16,776	24,833	62,743
DJ	29,980	33,968	37,880
SCOOP/STACK	—	—	60
Appalachian	465	—	—
Total	$380,030	$394,069	$497,417

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
Lease Operating Expenses
Lease operating expenses represents field employees’ salaries, saltwater disposal, repairs and maintenance, expensed workovers and other operating expenses. Lease operating expenses are expensed as incurred.
Production and Ad Valorem Taxes
The Company incurs production taxes on the sale of its production. These taxes are reported on a gross basis. Production taxes for the years ended December 31, 2024, 2023 and 2022 were approximately $21.0 million, $24.9 million and $26.9 million, respectively.
The Company incurs ad valorem tax on the value of its properties in certain states. Ad valorem taxes for the years ended December 31, 2024, 2023 and 2022 were approximately $5.0 million, $2.8 million and $3.7 million, respectively.
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
Recently Issued and Applicable Accounting Pronouncements (Issued and Not Yet Adopted)
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09") which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company has not early adopted the standard and is currently assessing the effect that ASU 2023-09 will have on its disclosures.
In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses", ("ASU 2024-03") which requires enhanced disclosure about specific types of expenses included in the expense captions presented on the face of the consolidated income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company has not early adopted the standard and is currently assessing the effect that ASU 2024-03 will have on its disclosures.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
Recently Issued and Applicable Accounting Pronouncements (Issued and Adopted)
The FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which replaced the “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. This standard is intended to provide more timely decision-useful information about the expected credit losses on financial instruments. The adoption of this guidance on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements or related disclosures. Revenue receivable is the primary financial asset that is within the scope of the new guidance. A loss-rate method is applied to the receivables to estimate credit losses. The Company recognized a tax effected $0.1 million non-cash cumulative effect adjustment to retained earnings on its opening consolidated balance sheet at January 1, 2023 to record an allowance for expected credit losses associated with the Company’s revenue receivable.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", ("ASU 2023-07") which requires public entities, including public entities with a single reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets. ASU 2023-07 was effective for annual periods beginning after December 15, 2023, and is effective for interim periods beginning after December 15, 2024. The Company adopted this accounting standard beginning in this Annual Report on Form 10-K. See Segment Reporting section of this note for enhanced disclosures resulting from the adoption of ASU 2023-07.
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
Volume of Derivative Activities
The following table sets forth the Company’s outstanding commodity derivative contracts as of December 31, 2024.

	2025					2026
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total	Total
Collars (oil)
Volume (Bbl)	764,903	623,266	522,210	494,000	2,404,379	788,980
Weighted-average floor price ($/Bbl)	$61.59	$60.27	$61.65	$60.00	$60.93	$60.00
Weighted-average ceiling price ($/Bbl)	$78.52	$77.82	$79.43	$77.23	$78.27	$69.68
Collars (natural gas)
Volume (Mcf)	4,134,179	1,075,438	2,441,757	2,662,615	10,313,989	8,154,446
Weighted-average floor price ($/Mcf)	$3.30	$3.00	$3.00	$3.10	$3.14	$3.29
Weighted-average ceiling price ($/Mcf)	$4.56	$3.75	$3.75	$3.89	$4.11	$4.06
Swaps (natural gas)
Volume (Mcf)	—	2,548,520	717,450	212,350	3,478,320	1,253,400
Weighted-average price ($/Mcf)	$—	$3.19	$3.17	$3.16	$3.18	$3.41
The following table summarizes the amounts reported in the consolidated statements of operations related to the commodity derivative instruments for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Gain (loss) on commodity derivatives
Oil derivatives	$(10,260)	$6,459	$(14,985)
Natural gas derivatives	9,352	19,085	(10,339)
Total	$(908)	$25,544	$(25,324)
The following table represents the Company’s net cash receipts (payments on) commodity derivatives for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$1,503	$4,576	$(23,695)
Natural gas derivatives	14,860	18,319	(18,742)
Total	$16,363	$22,895	$(42,437)
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
The following table presents the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments - commodity derivatives	$537	$537	$12,306	$12,306
Equity investments	$31,783	$31,783	$50,427	$50,427

Liabilities:
Revolving credit facilities	$205,000	$205,000	$110,000	$110,000
Derivative instruments - commodity derivatives	$5,501	$5,501	$—	$—
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
On June 4, 2024, the 2.0% cumulative mandatorily convertible preferred securities of Vital Energy were converted into 541,155 shares of common stock of Vital Energy. Prior to this conversion, the common shares of Vital Energy owned by the Company were not entitled to vote and bore a restricted legend to that effect. As of December 31, 2024, the Company held 1,027,907 shares of Vital Energy’s common stock, for which the fair value is a Level 1 measurement.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
consolidated balance sheets as of December 31, 2024 and 2023. The Company nets the fair value of commodity derivative instruments by counterparty in the Company’s consolidated balance sheets.

	December 31, 2024
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
Equity investments - common stock	$31,783	$—	$—	$31,783	$—	$31,783

Assets (at fair value):
Commodity derivatives – current portion	$—	$2,053	$—	$2,053	$(1,516)	$537
Liabilities (at fair value):
Commodity derivatives – current portion	—	(3,338)	—	(3,338)	1,516	(1,822)
Commodity derivatives – noncurrent portion	—	(3,679)	—	(3,679)	—	(3,679)
Net derivative instruments	$—	$(4,964)	$—	$(4,964)	$—	$(4,964)

	December 31, 2023
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
Equity investments - common stock	$25,554	$—	$—	$25,554	$—	$25,554
Equity investments - preferred stock	—	24,873	—	24,873	—	24,873
Total equity investments	$25,554	$24,873	$—	$50,427	$—	$50,427

Assets (at fair value):
Commodity derivatives – current portion	$—	$14,202	$—	$14,202	$(3,085)	$11,117
Commodity derivatives – noncurrent portion	—	2,534	—	2,534	(1,345)	1,189
Liabilities (at fair value):
Commodity derivatives – current portion	—	(3,085)	—	(3,085)	3,085	—
Commodity derivatives – noncurrent portion	—	(1,345)	—	(1,345)	1,345	—
Net derivative instruments	$—	$12,306	$—	$12,306	$—	$12,306
Fair Values – Nonrecurring
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
The Company calculates the estimated fair values of its long-lived assets using the market and income valuation approaches. The income approach is calculated using a discounted future cash flow model. Fair value assumptions associated with the calculation of discounted future net cash flows include (i) market estimates of commodity prices, which are based on the NYMEX strip, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) production volumes, (vi) estimated proved and unproved reserves and (vii) discount rate. The expected future net cash flows are generally discounted using a discount rate which has approximated 10 percent for proved developed producing reserves and an appropriate market discount rate based on risk for other reserve categories. The Company uses the market approach by identifying market comparisons of recent transactions of oil and gas properties that share geographical and reserve characteristics to assess the fair value of the Company's assets. These are classified as Level 3 fair value assumptions.
As of December 31, 2024, the Company’s estimates of commodity prices for purposes of determining discounted future cash flows, which are based on the NYMEX strip, ranged from a 2025 price of $69.87 per barrel of oil decreasing to a 2029 price of $63.07 per barrel of oil. Natural gas prices ranged from a 2025 price of $3.53 per Mcf of natural gas increasing to a 2029 price of $3.58 per Mcf. Both oil and natural gas commodity prices for this purpose were held flat after 2029.
As of December 31, 2023, the Company’s estimates of commodity prices for purposes of determining discounted future cash flows, which are based on the NYMEX strip, ranged from a 2024 price of $71.68 per barrel of oil decreasing to a 2028 price of $62.02 per barrel of oil. Natural gas prices ranged from a 2024 price of $2.67 per Mcf of natural gas increasing to a 2028 price of $3.80 per Mcf. Both oil and natural gas commodity prices for this purpose were held flat after 2028.
Bakken Impairment
In the fourth quarter of 2024, there were indicators that the carrying value of the Company's Bakken proved oil and gas properties may be impaired due to widening differentials and higher production cost assumptions. As a result of the impairment evaluation, where the market and income approach were utilized to assess fair value, the Company recorded impairment of $35.6 million, which is included in impairment of long-lived assets within the consolidated statements of operations.
Haynesville Impairment
In the fourth quarter of 2023, there were indicators that the carrying value of the Company's Haynesville proved oil and gas properties may be impaired due to a decline in natural gas prices and negative reserve revisions for certain wells that had recently begun production as well as certain proved undeveloped wells. As a result of the impairment evaluation, where the income approach was utilized to assess fair value, the Company recorded impairment of $26.5 million, which is included in impairment of long-lived assets within the consolidated statements of operations.
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
5.    Acquisitions and Divestitures
Asset Acquisitions
The Company follows ASU 2017-1 in evaluating whether acquisitions of oil and natural gas properties are accounted for as asset acquisitions or as business combinations. The following table presents the cumulative adjusted purchase price of transactions accounted for as asset acquisitions, by basin, included in oil and gas properties on the Company’s consolidated balance sheets:

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements

	Year Ended December 31,
(in thousands)	2024	2023
Permian	46,494	24,534
Eagle Ford	—	2,800
Bakken	1,981	—
Haynesville	—	2,921
DJ	5,325	16,620
Appalachian	10,357	—
Total	$64,157	$46,875
Business Combinations
There were no acquisitions accounted for under the acquisition method of accounting as a business combination in accordance with ASC Topic 805, Business Combinations ("ASC 805") during 2024.
During 2023, the Company closed on three separate acquisitions that were accounted for as business combinations in accordance with ASC Topic 805. These included the following transactions:
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
The following table presents a summary of the fair values of the assets acquired and the liabilities assumed in acquisitions that met the definition of a business combination for the year ended December 31, 2023:

(in thousands)
Fair value of assets acquired and liabilities assumed
Proved oil and natural gas properties(1)	$15,488
Unproved properties	16,545
Total oil and natural gas properties	32,033
Less: Asset retirement obligations	(341)
Net assets acquired	$31,692
Consideration transferred (including liabilities assumed)	$31,692
__________________________________________
(1)Amount includes asset retirement costs of $0.3 million.
Divestitures
During the year ended December 31, 2024, the Company sold certain oil and gas properties in exchange for total consideration of $14.9 million. The Company recorded a gain of $0.5 million on the disposal of unproved oil and natural gas properties, which is included in other, net in the consolidated statement of operations for the year ended December 31, 2024.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
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
The following table presents the changes in the asset retirement obligations during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Asset retirement obligations, beginning of year	$9,874	$4,963	$2,962
Liabilities incurred during the period	760	2,370	1,012
Revision of estimates(1)	—	2,596	490
Accretion of discount during the period	791	441	499
Disposals or settlements	(504)	(496)	—
Asset retirement obligations, end of year	$10,921	$9,874	$4,963
Less current portion of asset retirement obligations	228	483	218
Asset retirement obligations, long-term	$10,693	$9,391	$4,745
__________________________________________
(1)Revisions in estimated liabilities during 2023 relate primarily to changes in estimated well lives, while revisions in 2022 relate primarily to changes in estimates of asset retirement costs.
7.    Income Taxes
In 2022, the Company became the sole owner of GREP. GREP is a disregarded entity for U.S. federal income tax purposes. As a result of the Business Combination, the Funds' net assets were transferred to the Company resulting in carryover tax basis of those assets. The Company is a C corporation and subject to U.S. federal income tax and state and local income taxes.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
The Components of income tax expense were as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current
Federal	$—	$—	$—
State	249	209	—
	249	209	—
Deferred
Federal	$6,449	$22,314	$11,444
State	(491)	1,960	1,406
	5,958	24,274	12,850
Income tax expense	$6,207	$24,483	$12,850
The Company's effective tax rate was 24.9%, 23.2% and 4.7% for the years ended December 31, 2024, 2023 and 2022, respectively. For 2024, the effective tax rate differs from the enacted statutory rate of 21% primarily due to the impact of certain discrete items, state income taxes and changes in state tax rates. For 2023, the effective tax rate differed from the enacted statutory rate of 21% primarily due to the impact of certain discrete items and state income taxes.
The following reconciles the income tax expense included in the consolidated statements of operations with the income tax expense that would result from the application of the statutory federal tax rate:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Income before income taxes	$24,966	$105,582	$275,194

Income tax expense at federal statutory rate	5,243	22,172	57,791
Net (income) loss prior to Business Combination - non-taxable	—	—	(46,051)
Impact of prior tax returns	1,487	142	—
State income taxes, net of federal benefit	524	2,169	1,110
Impact of tax rate and apportionment updates	(1,047)	—	—
Income tax expense	$6,207	$24,483	$12,850
Effective tax rate	24.9%	23.2%	4.7%

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
Significant components of deferred tax assets and liabilities are included in the table below:

	Year Ended December 31,
(in thousands)	2024	2023
Deferred tax assets
Net operating loss carryforwards	$14,152	$13,677
Disallowed interest expense carryforward	5,410	1,335
Asset retirement obligations	2,459	2,169
Unrealized derivatives	1,118	—
Unrealized loss on investment	3,327	—
Other deductible temporary differences	831	495
Total deferred tax assets	27,297	17,676
Less: valuation allowance	—	—
Net deferred tax assets	$27,297	$17,676

Deferred tax liabilities
Property, plant and equipment	$(107,243)	$(88,870)
Unrealized derivatives	—	(2,795)
Total deferred tax liabilities	(107,243)	(91,665)
Net deferred tax liability	$(79,946)	$(73,989)
As of December 31, 2024, the Company had accumulated federal net operating loss carryforwards of $63.7 million, none of which are expected to expire, and state net operating loss carryforwards of approximately $63.7 million in states that allow net operating loss carryforward, some of which begin to expire in 2042. Utilization of these net operating losses may be limited if there were to be an ownership change as defined by Section 382 of the U.S. Internal Revenue Code. As of December 31, 2024, the Company does not believe any of its net operating losses were limited under these rules.
The Company is subject to the various taxing jurisdictions in the United States, including federal and certain state jurisdictions. As of December 31, 2024, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes for tax years 2020 through 2024 and state income taxes for tax years 2019 through 2024.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of December 31, 2024 and 2023, the Company had no unrecognized tax benefits and did not recognize any interest or penalties during those respective periods related to unrecognized tax benefits.
On August 16, 2022, the Inflation Reduction Act (the "IRA") was enacted into law and includes significant changes related to tax, climate change, energy and health care. The provisions within the IRA, among other things, include (i) a new 15% corporate alternative minimum tax on certain large corporations, (ii) a new nondeductible 1% excise tax on the value of certain stock that a company repurchases, and (iii) various tax incentives for energy and climate initiatives. Each of these provisions are effective for tax years beginning after December 31, 2022. The Department of the Treasury is expected to continue to publish regulations relevant to many aspects of the IRA. In addition to no 2023 or 2024 impact on income tax expense, the Company currently does not believe that there will be a material impact on its cash taxes or income tax expense for future periods but will continue to monitor.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
8.    Debt
The carrying value of the Company’s total debt was $205.0 million and $110.0 million as of December 31, 2024 and 2023, respectively.
Granite Ridge Credit Agreement
On October 24, 2022, Granite Ridge entered into a senior secured revolving credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks, currently led by Bank of America, N.A., as administrative agent. The Credit Agreement has a maturity date of five years from the effective date thereof, or October 24, 2027.
The borrowing base is redetermined semiannually on or about April 1 and October 1 of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt.
On April 1, 2024, the Company entered into the Resignation, Appointment, Assignment and Third Amendment to Credit Agreement (the “Third Amendment”) which, among other things, (a) appointed a new administrative agent and L/C Issuer (as defined therein) (b) increased the size of the lender group by adding nine new banks, with one bank exiting the facility, (c) increased the borrowing base from $275.0 million to $300.0 million, and (d) increased the aggregate elected commitments from $240.0 million to $300.0 million. In connection with the Third Amendment and the increase in the size of the lender group, certain lenders decreased their commitment amounts and one bank exited the facility, which resulted in a write-off of $2.2 million in deferred financing costs that were previously capitalized in other long-term assets in the consolidated balance sheets. This $2.2 million is included in interest expense in the consolidated statement of operations for the year ended December 31, 2024 and is added back as a non-cash adjustment to operating activities in the consolidated statement of cash flows. The Company capitalized approximately $3.0 million in expenses related to the Third Amendment that are included in other long-term assets in the consolidated balance sheet.
On November 1, 2024, the Company and its lenders entered into the Fourth Amendment to the Credit Agreement, which amended the Credit Agreement to, among other things, (a) increase the borrowing base from $300.0 million to $325.0 million, and (b) increase the aggregate elected commitments from $300.0 million to $325.0 million.
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
Deferred financing costs were $4.3 million at December 31, 2024, and these costs are being amortized over the term of the Credit Agreement. At December 31, 2024, the Company had outstanding borrowings of $205.0 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $119.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company's and its restricted subsidiaries' assets.
Borrowings under the Credit Agreement may be base rate loans or secured overnight financing rate (“SOFR”) loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. SOFR loans bear interest at SOFR plus an applicable margin ranging from 300 to 400 basis points, depending on the percentage of the borrowing base utilized, plus an additional 10, 15 or 20 basis point credit spread adjustment for a one, three, or six month interest period, respectively. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the U.S. prime rate as published by the Wall Street Journal; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points, plus, in the case of this clause (iii) an additional 10 basis point credit spread adjustment, plus, in the case of any base rate loan, an applicable margin ranging from 200 to 300 basis points, depending on the percentage of the borrowing base utilized. The Company's weighted average effective interest rate under the Credit Agreement as of December 31, 2024 and 2023 was 8.12% and 8.71%, respectively.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
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
At December 31, 2024, the Company was in compliance with all financial covenants required by the Credit Agreement.
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
The warrants exchanged in the Offer were marked to fair value on the date of settlement, which was recorded in "Gain (loss) on derivatives - common stock warrants" on the consolidated statements of operations. Upon exchange, the liability of $17.0 million and $0.7 million related to the exchanged common stock warrants in June 2023 and July 2023, respectively, was removed from the consolidated balance sheet and the issuance of shares of the Company’s common stock was reflected in stockholders’ equity.
The Company incurred $2.5 million of costs directly related to the Warrant Exchange, consisting primarily of professional, legal, printing, filing, regulatory, and other costs. The costs were recorded in general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2023.
Common stock dividends - The Company paid dividends of $57.5 million, or $0.44 per share, and $58.6 million, or $0.44 per share, during the years ended December 31, 2024 and 2023, respectively. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
Share repurchase program - In December 2022, the Company announced that its Board of Directors approved a share repurchase program for up to $50.0 million. The stock repurchase program terminated on December 31, 2023.
During the year ended December 31, 2023, the Company repurchased 5,651,707 shares under the program at an aggregate cost of $36.1 million. As of December 31, 2023, the Company had repurchased a total of 5,677,627 shares since the inception of the program at an aggregate cost of $36.3 million.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
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
10.    Related Party Transactions
On the Closing Date of the Business Combination, Grey Rock Administration, LLC (the “Manager”) entered into a Management Services Agreement with Granite Ridge (the “MSA”). Under the MSA, the Manager provides general management, administrative, and operating services covering the oil and gas assets and other properties of the Company and other day-to-day business and affairs of the Company. In accordance with the MSA, the Company pays the Manager an annual services fee of $10.0 million and reimburses the Manager for certain Granite Ridge group costs related to the operation of the Company’s assets (including for third party costs allocated or attributable to the assets of the Company). The initial term of the MSA expires on April 30, 2028; however, the MSA will automatically renew for additional consecutive one-year renewal terms until terminated in accordance with its terms. Upon any termination of the MSA, the Manager shall provide transition services for a period of up to 90 days. For the years ended December 31, 2024, 2023 and 2022, service fees for the Company under the MSA were approximately $10.0 million, $10.0 million, and $1.9 million, respectively.
Prior to the Transaction, the Funds paid management fees to an investment advisor under common control with the Funds as compensation for providing managerial services to the Company. For the year ended December 31, 2022, total management fees for the Company were $7.9 million and are included in general and administrative expenses within the accompanying consolidated statements of operations.
During the year ended December 31, 2024, the Company divested of partial interests in certain unproved oil and natural gas properties to an affiliate of the Manager for consideration of $7.5 million. No gain or loss was recognized on the sale.
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
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
The following table sets forth the percentage of revenues attributable to third-party operating partners who have accounted for 10% or more of revenues attributable to the Company’s assets during the years ended December 31, 2024, 2023 and 2022.

Major Operators	2024	2023	2022
Operator A	*	11%	12%
Operator B	*	12%	10%
Operator C	*	*	10%
Operator D	14%	*	*
__________________________________________
*Less than 10%
No other operator accounted for 10% or more of revenue attributable to the Company’s assets on a combined basis in the years ended December 31, 2024, 2023, or 2022. The loss of any such operator could adversely affect revenues attributable to the Company’s assets in the short term.
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
13.    Stock Incentive Plan
The Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan (the “Plan”) provides the Company the ability to grant, among other award types, stock options, restricted stock awards, and PSUs to directors, officers, employees and consultants or advisors employed by or providing service to the Company. The maximum number of shares of common stock that may be issued under the Plan is 6.5 million shares. As of December 31, 2024, the Company had 5.0 million shares of common stock remaining available for future awards under the Plan. Shares issued as a result of awards granted under the Plan are generally new common shares.
Stock-based compensation expense is recognized net of forfeitures within general and administrative expenses on the consolidated statements of operations. The Company has elected to account for forfeitures of stock-based compensation awards as they occur in determining compensation expense. The stock-based compensation expense is presented below for the indicated periods:

	Year Ended December 31,
(in thousands)	2024	2023
Stock-based compensation expense
Restricted Stock Awards	$1,872	$1,081
Performance Stock Units	210	47
Stock Options	216	234
Other Awards	—	800
Total stock-based compensation expense	$2,298	$2,162
There was no stock-based compensation expense for the year ended December 31, 2022.
Restricted Stock Awards - The Company grants service-based restricted stock awards to certain of its employees and consultants, which vest ratably over a period of three years, and to non-employee directors, which vest in full after one year. Restricted stock awards are valued at the closing price of the Company's common stock on the date of grant. All restricted shares are legally issued and outstanding. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. The holders of unvested restricted stock awards have voting rights and the right to receive dividends. The Company recognizes compensation expense utilizing graded vesting whereby compensation expense is recognized over the service period for each separately vesting tranche. A summary of the Company's restricted stock award activity for the year ended December 31, 2024 is presented below.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2023	295,990	$5.75
Awards granted	383,430	$6.07
Awards canceled/forfeited	(6,530)	$5.74
Awards vested	(154,842)	$6.47
Outstanding at December 31, 2024	518,048	$5.77
The aggregate fair value of restricted stock awards that vested during the year ended December 31, 2024 was $1.0 million.
PSUs - The Company has granted PSUs to certain of its officers under the Plan. The PSUs cliff vest at the end of three years, generally subject to continued employment through the performance period. The total number of shares eligible to be earned may range from zero to 200% of the target number of PSUs granted, determined based upon achievement of certain “financial performance” and “market performance” criteria for the Company and individual performance criteria for the officers awarded PSUs. Financial performance is based on the Company’s financial performance at the end of the

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
applicable performance period, while market performance is based on the relative standing of total shareholder return achieved by the Company compared to a predetermined group of peer companies at the end of the applicable performance period. Individual performance criteria is based on the officer's performance relative to individual performance goals at the end of the performance period. The Company utilizes the Monte Carlo simulation method to determine the fair value of the PSUs based on market performance, while PSUs based on financial performance are valued using the closing price of the Company's common stock on the date of grant.
A summary of the Company's PSU activity for the year ended December 31, 2024 is presented below.

	Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2023	26,574	$6.01
Awards granted	70,958	$7.51
Outstanding at December 31, 2024	97,532	$7.10
Stock Options - The Company has granted stock options to certain of its officers under the Plan. The Company’s outstanding stock options expire 10 years following the date of grant. Pursuant to the stock options granted under the Plan, 33% of the options vest immediately with an additional 33% to vest on each of the next two anniversaries of the date of the grant, generally subject to continued employment through each such vesting date. A summary of the Company's stock option activity for the year ended December 31, 2024 is presented below.

	Stock Options	Weighted Average Exercise Price Per Share	Aggregate intrinsic value
			(in thousands)
Outstanding at December 31, 2023	392,108	$8.45
Options granted	134,375	$6.06
Options canceled/forfeited	—	$—
Options exercised	—	$—
Outstanding at December 31, 2024	526,483	$7.84	$158
Options exercisable at December 31, 2024	306,195	$8.10	$87
The fair value of each stock option award is estimated on the date of grant. For stock options granted at-the-money, grant date fair value is estimated using the Black-Scholes pricing model. As these options represent plain vanilla options and the Company did not have historical exercise detail, the expected term for these options was estimated using the simplified method allowed under Staff Accounting Bulletin Topic 14.D.2, which is the average of the weighted average vesting term and time to expiration as of the grant date. For stock options granted with an exercise price higher than the stock price at the date of grant, grant date fair value is estimated using a lattice-based option valuation model that incorporates a range of assumptions. Expected volatilities were based on historical volatilities of the Company's stock and other factors. The expected term was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The weighted average fair value of stock options on the date of the grant during the year ended December 31, 2024 was $1.38 per share. The weighted average remaining terms on the outstanding options and the exercisable options was 8.51 years and 8.4 years, respectively. The Company used the following assumptions to estimate the fair value of stock options granted during the year ended December 31, 2024:

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements

Risk-free interest rate	4.0%
Volatility	44.0%
Expected term	5.53 years
Dividend yield	7.3%
Future stock-based compensation expense - The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at December 31, 2024:

(in thousands)	Restricted Stock Awards	Performance Stock Units	Stock Options
2025	$748	$245	$54
2026	269	186	6
2027	34	—	—
Total	$1,051	$431	$60
14.    Earnings Per Share
The Company uses the two-class method of calculating earnings per share because certain of the Company’s unvested stock-based awards qualify as participating securities.
The Company’s basic earnings per share attributable to common stockholders is computed as (i) net income as reported, (ii) less participating basic earnings, (iii) divided by weighted average basic common shares outstanding. The Company’s diluted earnings per share attributable to common stockholders is computed as (i) basic earnings attributable to common stockholders, (ii) plus reallocation of participating earnings, (iii) divided by weighted average diluted common shares outstanding.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
The following table presents the basic and diluted earnings per share computations for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income	$18,759	$81,099	$262,344
Participating basic earnings (a)	(211)	(152)	—
Basic earnings attributable to common stockholders	18,548	80,947	262,344
Reallocation of participating earnings	—	—	—
Diluted earnings attributable to common stockholders	$18,548	$80,947	$262,344

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	130,189	133,093	132,923
Dilutive performance stock units	29	10	—
Dilutive stock options	9	6	—
Vesting Shares	—	—	151
Weighted average common shares outstanding – diluted	130,227	133,109	133,074

Net income per common share:
Basic	$0.14	$0.61	$1.97
Diluted	$0.14	$0.61	$1.97
(a) Unvested restricted stock awards represent participating securities because they participate in nonforfeitable dividends with the common stockholders of the Company. Participating earnings represent the distributed and undistributed earnings of the Company attributable to the participating securities. Unvested restricted stock awards do not participate in undistributed net losses as they are not contractually obligated to do so.
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

	Year Ended December 31,
	2024	2023	2022
Number of antidilutive common shares:
Antidilutive performance stock units	44,649	23,428	—
Antidilutive stock options	491,745	303,805	—
Total antidilutive common shares	536,394	327,233	—

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
15.    Accounts Payable and Accrued Liabilities
The following table provides the components of the Company’s accounts payable and accrued liabilities at December 31, 2024 and December 31, 2023:

	December 31,
(in thousands)	2024	2023
Accounts payable and accrued liabilities:
Accrued drilling costs	$62,346	$32,739
Accounts and JIB payable	26,438	20,037
Accrued production costs	7,646	5,729
Other	3,010	2,370
Total accounts payable and accrued liabilities	$99,440	$60,875
16.    Subsequent Events
Dividend
On February 14, 2025, the Company's Board of Directors declared a cash dividend of $0.11 per share for the first quarter of 2025. The dividend will be paid on March 14, 2025 to stockholders of record as of February 28, 2025.
Acquisitions
As of March 4, 2025, the Company closed on various acquisitions of oil and gas properties during 2025 for a total purchase price of $26.0 million, of which $19.7 million were acquisition of properties in the Permian Basin. The Company is evaluating the accounting treatment of these transactions.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
New Commodity Derivative Contracts
Subsequent to December 31, 2024, the Company entered into the following oil and natural gas derivative contracts to hedge additional amounts of estimated future production.

	2025					2026
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total	Total
Collars (oil)
Volume (Bbl)	233,000	310,000	280,000	204,000	1,027,000	1,316,000
Weighted-average floor price ($/Bbl)	$69.84	$67.49	$65.29	$62.47	$66.43	$60.00
Weighted-average ceiling price ($/Bbl)	$75.70	$74.41	$74.01	$74.41	$74.59	$70.90
Collars (natural gas)
Volume (Mcf)	—	—	—	888,000	888,000	1,752,000
Weighted-average floor price ($/Mcf)	$—	$—	$—	$4.10	$4.10	$4.06
Weighted-average ceiling price ($/Mcf)	$—	$—	$—	$4.98	$4.98	$4.89
Swaps (natural gas)
Volume (Mcf)	1,234,000	1,843,000	1,571,000	498,000	5,146,000	2,388,000
Weighted-average price ($/Mcf)	$3.78	$3.79	$3.79	$3.79	$3.79	$3.76

GRANITE RIDGE RESOURCES, INC.
Unaudited Supplementary Information
Capitalized Costs

	December 31,
(in thousands)	2024	2023
Oil and natural gas properties:
Proved	$1,484,968	$1,198,845
Unproved	55,053	37,838
Less: accumulated depletion	(643,051)	(467,141)
Net capitalized costs for oil and natural gas properties	$896,970	$769,542
Costs Incurred for Oil and Natural Gas Producing Activities

	December 31,
(in thousands)	2024	2023	2022
Property acquisition costs:
Proved	$3,436	$36,824	$26,219
Unproved	60,721	42,225	22,973
Development costs	290,283	283,915	256,664
Total costs incurred for oil and natural gas properties	$354,440	$362,964	$305,856
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

	December 31,
	2024	2023	2022
Prices utilized in the reserve estimates before adjustments:
Oil per Bbl	$76.32	$78.21	$94.14
Natural gas per Mcf	$2.13	$2.64	$6.36
The following tables present the Company’s third-party independent reserve engineers' estimates of its proved developed and undeveloped oil and natural gas reserves. The Company emphasizes that reserves are approximations and are expected to change as additional information becomes available. Reservoir engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact way, and the accuracy of any

GRANITE RIDGE RESOURCES, INC.
Unaudited Supplementary Information
reserve estimate is a function of the quality of the available data and of engineering and geological interpretation and judgment.

	Oil (MBbl)	Natural Gas (MMcf)	MBoe
Proved developed and undeveloped reserves at December 31, 2021	22,818	125,347	43,710
Revisions of previous estimates	(456)	6,225	581
Extensions and discoveries	3,690	27,126	8,211
Acquisition of reserves	3,098	12,892	5,247
Production	(3,656)	(21,351)	(7,215)
Proved developed and undeveloped reserves at December 31, 2022	25,494	150,239	50,534
Revisions of previous estimates	(3,928)	(16,401)	(6,662)
Extensions and discoveries	7,150	35,798	13,116
Divestiture of reserves	(1,338)	(5,253)	(2,213)
Acquisition of reserves	4,101	20,811	7,570
Production	(4,162)	(28,266)	(8,873)
Proved developed and undeveloped reserves at December 31, 2023	27,317	156,928	53,472
Revisions of previous estimates	(1,992)	(1,860)	(2,302)
Extensions and discoveries	3,545	20,043	6,885
Divestiture of reserves	(1,718)	(10,840)	(3,525)
Acquisition of reserves	5,518	20,442	8,925
Production	(4,483)	(27,944)	(9,140)
Proved developed and undeveloped reserves at December 31, 2024	28,187	156,769	54,315

	Oil (MBbl)	Natural Gas (MMcf)	MBoe
Proved developed reserves:
December 31, 2021	11,658	54,257	20,702
December 31, 2022	15,714	91,034	30,886
December 31, 2023	14,972	96,833	31,111
December 31, 2024	19,269	118,103	38,953
Proved undeveloped reserves:
December 31, 2021	11,160	71,090	23,008
December 31, 2022	9,780	59,205	19,648
December 31, 2023	12,345	60,095	22,361
December 31, 2024	8,918	38,666	15,362
Notable changes in proved reserves for the year ended December 31, 2024 included the following:
•Revisions of previous estimates. In 2024, revisions of previous estimates decreased proved developed and undeveloped reserves by approximately 2,302 MBoe. The decrease was driven in part by lower oil and natural gas prices. The Company’s proved reserves at December 31, 2024 were determined using the SEC prices of $76.32 per Bbl of oil and $2.13 per MMBtu of natural gas, as compared to corresponding prices of $78.21 per Bbl of oil and $2.64 per MMBtu of natural gas at December 31, 2023. In addition to price revisions, there were negative

GRANITE RIDGE RESOURCES, INC.
Unaudited Supplementary Information
revisions of 2,013 MBoe related to the removal of undeveloped drilling locations as they were no longer expected to be developed within five years of their initial recognition.
•Extensions and discoveries. In 2024, total extensions and discoveries of 6,885 MBoe were primarily attributable to successful drilling in the Permian Basin, which added 5,760 MBoe. Proved developed reserves increased approximately 2,120 MBoe due to the Company’s drilling activity in 2024, and 4,765 MBoe as a result of new proved undeveloped locations added.
•Divestiture of reserves. In 2024, the Company divested 3,525 MBoe of proved reserves primarily in the Permian Basin (see Note 5).
•Acquisitions of reserves. In 2024, total acquisitions of reserves of 8,925 MBoe were attributable to the acquisitions of oil and natural gas properties primarily in the Permian Basin. The Permian Basin accounted for 7,233 MBoe of acquisitions during 2024. See Note 5 for additional discussion regarding acquisitions.
Notable changes in proved reserves for the year ended December 31, 2023 included the following:
•Revisions of previous estimates. In 2023, revisions of previous estimates decreased proved developed and undeveloped reserves by approximately 6,662 MBoe. The decrease was primarily driven by lower oil and natural gas prices. The Company’s proved reserves at December 31, 2023 were determined using the SEC prices of $78.21 per Bbl of oil and $2.64 per MMBtu of natural gas, as compared to corresponding prices of $94.14 per Bbl of oil and $6.36 per MMBtu of natural gas at December 31, 2022. In addition to price revisions, there were negative revisions of 1,477 MBoe related to the removal of undeveloped drilling locations as they were no longer expected to be developed within five years of their initial recognition.
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
Notable changes in proved reserves for the year ended December 31, 2022, included the following:
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

GRANITE RIDGE RESOURCES, INC.
Unaudited Supplementary Information
Proved reserves are estimated quantities of crude oil and natural gas, which geological and engineering data indicates with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are included for reserves for which there is a high degree of confidence in their recoverability and they are scheduled to be drilled within the next five years.
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
The following table sets forth the standardized measure of discounted future net cash flows attributable to the Company’s proved oil and natural gas reserves at the periods indicated:

	December 31,
(in thousands)	2024	2023	2022
Future cash inflows	$2,425,248	$2,589,302	$3,572,271
Future production costs	(809,466)	(791,705)	(755,059)
Future development costs	(277,341)	(366,751)	(249,659)
Future income tax expense	(192,593)	(226,732)	(484,348)
Future net cash flows	1,145,848	1,204,114	2,083,205
10% discount for estimated timing of cash flows	(424,880)	(482,206)	(817,278)
Standardized measure of discounted future net cash flows	$720,968	$721,908	$1,265,927

GRANITE RIDGE RESOURCES, INC.
Unaudited Supplementary Information
A summary of the changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves are as follows:

	December 31,
(in thousands)	2024	2023	2022
Balance, beginning of period	$721,908	$1,265,927	$774,351
Sales of oil and natural gas produced, net of production costs	(296,562)	(305,843)	(422,120)
Extensions and discoveries	96,196	157,605	239,173
Previously estimated development cost incurred during the period	106,117	98,461	93,895
Net change of prices and production costs	(131,694)	(691,751)	671,556
Change in future development costs	16,705	6,284	(6,186)
Revisions of quantity and timing estimates	(7,561)	(204,963)	44,022
Accretion of discount	85,643	155,912	77,823
Change in income taxes	13,559	158,677	(289,317)
Acquisition of reserves	157,044	135,526	154,300
Divestiture of reserves	(36,769)	(77,402)	—
Other	(3,618)	23,475	(71,570)
Balance, end of period	$720,968	$721,908	$1,265,927