Form 10-Q
period 2025-03-31
Granite Ridge Resources, Inc.
filed 2025-05-08
CIK 1928446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, there were 131,113,060 shares of our common stock, par value $0.0001, outstanding.

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
•market conditions and global, regulatory, technical, and economic factors beyond Granite Ridge’s control, including the potential adverse effects of world health events affecting capital markets, general economic conditions, global supply chains, uncertainties with respect to trade policies (including the imposition of tariffs) and Granite Ridge’s business and operations;
•increasing regulatory and investor emphasis on, and attention to, environmental, social, and governance matters;
•our ability to establish and maintain effective internal control over financial reporting; and
•other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K") under “Risk Factors,” as updated by any subsequent Quarterly Reports on Form 10-Q, including this Report, which we file with the United States Securities and Exchange Commission (“SEC”).
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
Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(in thousands, except par value and share data)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$16,108	$9,419
Revenue receivable	80,745	69,692
Advances to operators	4,350	19,959
Prepaid and other current assets	4,724	3,831
Derivative assets - commodity derivatives	621	537
Equity investments	21,812	31,783
Total current assets	128,360	135,221
Property and equipment:
Oil and gas properties, successful efforts method	1,646,260	1,540,021
Accumulated depletion	(691,277)	(643,051)
Total property and equipment, net	954,983	896,970
Long-term assets:
Derivative assets - commodity derivatives	183	—
Other long-term assets	3,910	4,288
Total long-term assets	4,093	4,288
Total assets	$1,087,436	$1,036,479
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$90,771	$99,440
Derivative liabilities - commodity derivatives	15,569	1,822
Other liabilities	891	546
Total current liabilities	107,231	101,808
Long-term liabilities:
Long-term debt	250,000	205,000
Derivative liabilities - commodity derivatives	4,943	3,679
Asset retirement obligations	11,033	10,693
Deferred tax liability	82,816	79,946
Total long-term liabilities	348,792	299,318
Total liabilities	456,023	401,126
Stockholders' Equity:
Common stock, $0.0001 par value, 431,000,000 shares authorized, 136,824,466 and 136,417,677 issued at March 31, 2025 and December 31, 2024, respectively	14	14
Additional paid-in capital	656,125	655,472
Retained earnings	11,470	16,047
Treasury stock, at cost, 5,686,711 and 5,683,921 shares at March 31, 2025 and December 31, 2024, respectively	(36,196)	(36,180)
Total stockholders' equity	631,413	635,353
Total liabilities and stockholders' equity	$1,087,436	$1,036,479
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Revenues:
Oil and natural gas sales	$122,931	$88,996
Operating costs and expenses:
Lease operating expenses	16,240	15,479
Production and ad valorem taxes	8,368	5,749
Depletion and accretion expense	48,445	40,941
Impairments of unproved properties	—	732
General and administrative	7,463	6,492
Other, net	(120)	—
Total operating costs and expenses	80,396	69,393
Net operating income	42,535	19,603
Other income (expense):
Loss on derivatives - commodity derivatives	(14,857)	(3,161)
Interest expense, net	(5,015)	(3,159)
Gain (loss) on equity investments	(9,971)	7,779
Other income	—	2
Total other income (expense)	(29,843)	1,461
Income before income taxes	12,692	21,064
Income tax expense	2,880	4,837
Net income	$9,812	$16,227

Net income per share:
Basic	$0.07	$0.12
Diluted	$0.07	$0.12
Weighted-average number of shares outstanding:
Basic	130,336	130,136
Diluted	130,401	130,160
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

Three Months Ended March 31, 2025
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of January 1, 2025	136,418	$14	$655,472	$16,047	(5,684)	$(36,180)	$635,353
Grants of restricted stock	413	—	—	—	—	—	—
Forfeitures of restricted stock	(7)	—	—	—	—	—	—
Stock-based compensation	—	—	653	—	—	—	653
Purchase of treasury stock	—	—	—	—	(3)	(16)	(16)
Common stock dividend declared ($0.11 per share)	—	—	—	(14,389)	—	—	(14,389)
Net income	—	—	—	9,812	—	—	9,812
As of March 31, 2025	136,824	$14	$656,125	$11,470	(5,687)	$(36,196)	$631,413

Three Months Ended March 31, 2024
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of January 1, 2024	136,041	14	653,174	54,782	(5,678)	(36,325)	671,645
Grants of restricted stock	383	—	—	—	—	—	—
Stock-based compensation	—	—	512	—	—	—	512
Purchase of treasury stock	—	—	—	—	(2)	(17)	(17)
Common stock dividend declared ($0.11 per share)	—	—	—	(14,349)	—	—	(14,349)
Net income	—	—	—	16,227	—	—	16,227
As of March 31, 2024	136,424	$14	$653,686	$56,660	(5,680)	$(36,342)	$674,018
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating activities:
Net income	$9,812	$16,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and accretion expense	48,445	40,941
Impairments of unproved properties	—	732
Unrealized loss on derivatives - commodity derivatives	14,744	5,869
Stock-based compensation	653	512
Amortization of deferred financing costs	378	295
(Gain) loss on equity investments	9,971	(7,779)
Deferred income taxes	2,870	4,820
Other	(161)	(17)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Revenue receivable	(11,053)	8,103
Accounts payable and accrued liabilities	1,213	(3,213)
Other receivable	(783)	530
Prepaid and other current assets	(27)	(1,551)
Other payable	29	3,187
Net cash provided by operating activities	76,091	68,656
Investing activities:
Capital expenditures for oil and natural gas properties	(66,728)	(69,660)
Acquisition of oil and natural gas properties	(34,692)	(2,627)
Refund of advances to operators	1,303	1,282
Proceeds from sale of oil and natural gas properties	120	—
Net cash used in investing activities	(99,997)	(71,005)
Financing activities:
Proceeds from borrowing on credit facilities	45,000	27,500
Deferred financing costs	—	(32)
Purchase of treasury shares	(16)	(418)
Payment of dividends	(14,389)	(14,349)
Net cash provided by financing activities	30,595	12,701

Net change in cash and restricted cash	6,689	10,352
Cash and restricted cash at beginning of period	9,419	10,730
Cash and restricted cash at end of period	$16,108	$21,082

Supplemental disclosure of non-cash investing activities:
Change in accrued capital expenditures included in accounts payable and accrued liabilities	$14,118	$9,168
Advances to operators applied to development of oil and natural gas properties	$18,200	$23,294
Cash and restricted cash:
Cash	$16,108	$20,782
Restricted cash included in other long-term assets	—	300
Cash and restricted cash	$16,108	$21,082
The accompanying notes are an integral part to these condensed consolidated financial statements.FT

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements

1.    Nature of Operations
Granite Ridge Resources, Inc. (together with its consolidated subsidiaries, “Granite Ridge” or the “Company”), a Delaware corporation, is a scaled energy company which aims to provide shareholders with exposure similar to energy private equity through operated partnerships and traditional non-operated assets in multiple basins throughout North America.
2.    Summary of Significant Accounting Policies
A complete discussion of the Company’s significant accounting policies is included in the 2024 Form 10-K.
Interim Financial Statements, Basis of Presentation, Consolidation, and Significant Estimates
The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the condensed consolidated balance sheet at December 31, 2024 is derived from audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company’s condensed consolidated financial statements. All such adjustments are of a normal, recurring nature.
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
Certain disclosures have been condensed in, or omitted from, these condensed consolidated financial statements. Accordingly, these notes to the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2024 Form 10-K.
Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
Segment Reporting
The Company operates in one reporting segment, which is oil and natural gas development, exploration and production. All of the Company's operations are conducted in the geographic area of the United States. The reporting segment generates revenue through the sale of oil and natural gas. The Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, manages operations on a consolidated basis for purposes of evaluating operational performance and allocating resources. Net income, as reported within the Company’s condensed consolidated statement of operations, is used by the CODM to assess performance for the oil and natural gas development, exploration and production segment. Significant segment expenses are the same as those reported in the condensed consolidated statement of operations. Total assets, as reported within the Company’s condensed consolidated balance sheets, is the measure of segment assets.
Oil and Natural Gas Properties
The Company uses the successful efforts method of accounting for oil and natural gas producing activities, as further defined under Accounting Standards Codification ("ASC") 932, Extractive Activities - Oil and Gas (“ASC 932”). Costs to

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
acquire mineral interests in oil and gas properties, to drill and equip exploratory leases that find proved reserves, and to drill and equip development leases and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determinations of whether the wells have proved reserves. If the Company determines that the wells do not have proved reserves, the costs are charged to expense.
Capitalized leasehold costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized drilling and development costs and integrated assets is based on the unit-of-production method using proved developed reserves. The Company recognized depletion expense of $48.2 million and $40.8 million for the three months ended March 31, 2025 and 2024, respectively.
The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable; for instance, when there are declines in commodity prices or well performance. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair market value is recognized at that time. The fair value of impaired assets is determined using the market or income valuation approach. The income approach is calculated using a discounted cash flow model. Discounted future cash flows use a discount rate similar to that used by market participants, or comparable market value if available. Estimating future cash flows involves the use of judgments, including estimation of the proved and risk-adjusted unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. There was no proved property impairment recorded for the three months ended March 31, 2025 or 2024.
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. The Company recorded unproved oil and gas properties impairment of $0.7 million for the three months ended March 31, 2024 in the Permian Basin. There was no unproved property impairment recorded for the three months ended March 31, 2025.
Equity Investments
In December 2023, the Company completed the sale of certain of its Permian Basin assets to Vital Energy, Inc. ("Vital Energy") for consideration of 561,752 shares of Vital Energy's common stock and 541,155 shares of Vital Energy's 2.0% cumulative mandatorily convertible preferred securities. On June 4, 2024, the 2.0% cumulative mandatorily convertible preferred securities were converted into the equivalent number of shares of Vital Energy’s common stock. As of March 31, 2025, the Company held 1,027,907 shares of Vital Energy’s common stock.
The Company follows the guidance in ASC 321, Investments - Equity Securities ("ASC 321") for its investment in the common and preferred stock of Vital Energy. ASC 321 requires equity investments with readily determinable fair values to be measured at fair value, with unrealized holding gains and losses recorded as a gain or loss in the condensed consolidated statements of operations. For the preferred stock that did not have a readily determinable fair value, the Company did not elect the measurement alternative in ASC 321 and instead accounted for the preferred stock at fair value with unrealized gains and losses recorded through net income for the period until the preferred stock was converted into common stock. For the three months ended March 31, 2025 and 2024, an unrealized loss of $10.0 million and an unrealized gain of $7.8 million, respectively, is included in gain (loss) on equity investments within the condensed consolidated statements of operations that reflects the change in fair value of common and preferred stock.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
Take-in Kind Oil and Natural Gas Revenues
Under certain arrangements, the Company has the right to take a volume of unprocessed gas in kind at the operator's wellhead, representing its proportionate share of its natural gas production, in lieu of receiving a net payment from the operator. The Company currently takes certain natural gas volumes in kind in lieu of monetary settlement. When the Company elects to take volumes in kind, it pays third parties to transport the natural gas it took in kind to downstream delivery points, where it then sells to customers at prices applicable to those downstream markets. In such situations, revenues are recognized during the month in which control transfers to the customer at the delivery point and it is probable the Company will collect the consideration it is entitled to receive. Sales proceeds are generally received by the Company within one month after the month in which a sale has occurred. In these scenarios, gathering and processing costs and transportation expenses the Company incurs to transport the volumes to downstream customers are recorded in lease operating expenses in the condensed consolidated statements of operations.
Disaggregated Oil and Natural Gas Revenues
The Company’s disaggregated revenue has two primary sources: oil sales and natural gas sales. Substantially all of the Company’s oil and natural gas sales come from six geographic areas in the United States: the Eagle Ford Basin (Texas), the Permian Basin (Texas/New Mexico), the Haynesville Basin (Texas/Louisiana), the Denver-Julesburg “DJ” Basin (Colorado), the Bakken Basin (Montana/North Dakota), and Appalachian Basin (Ohio). The following tables present the disaggregation of the Company’s oil and natural gas revenues by basin for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in thousands)	2025	2024
Oil	$91,847	$75,766
Natural gas	31,084	13,230
Total	$122,931	$88,996

Permian	$81,644	$49,946
Eagle Ford	10,984	13,408
Bakken	9,857	13,446
Haynesville	5,738	5,236
DJ	10,400	6,960
Appalachian	4,308	—
Total	$122,931	$88,996

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Recently Issued and Applicable Accounting Pronouncements (Issued and Not Yet Adopted)
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 was effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company has not early adopted the standard and is currently assessing the effect that ASU 2023-09 will have on its disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires enhanced disclosure about specific types of expenses included in the expense captions presented on the face of the consolidated statement of operations as well as disclosures about selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company has not early adopted the standard and is currently assessing the effect that ASU 2024-03 will have on its disclosures.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Volume of Derivative Activities
The following table sets forth the Company’s outstanding commodity derivative contracts as of March 31, 2025.

	2025				2026
	Second Quarter	Third Quarter	Fourth Quarter	Total	Total
Collar (oil)
Volume (Bbl)	933,266	802,210	698,000	2,433,476	2,104,980
Weighted-average floor price ($/Bbl)	$61.84	$61.95	$60.00	$61.35	$60.00
Weighted-average ceiling price ($/Bbl)	$77.52	$78.51	$77.13	$77.73	$70.44
Collar (natural gas)
Volume (Mcf)	1,075,438	2,441,757	3,550,615	7,067,810	9,906,446
Weighted-average floor price ($/Mcf)	$3.00	$3.00	$3.35	$3.17	$3.43
Weighted-average ceiling price ($/Mcf)	$3.75	$3.75	$4.16	$3.96	$4.21
Swaps (natural gas)
Volume (Mcf)	4,391,520	2,288,450	710,350	7,390,320	3,641,400
Weighted-average price ($/Mcf)	$3.44	$3.59	$3.60	$3.50	$3.64
The following table summarizes the amounts reported in the condensed consolidated statements of operations related to the commodity derivative instruments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Gain (loss) on commodity derivatives
Oil derivatives	$1,288	$(7,279)
Natural gas derivatives	(16,145)	4,118
Total	$(14,857)	$(3,161)
The following table represents the Company’s net cash receipts (payments on) commodity derivatives for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$(66)	$96
Natural gas derivatives	(47)	2,612
Total	$(113)	$2,708
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments - commodity derivatives	$804	$804	$537	$537
Equity investments	$21,812	$21,812	$31,783	$31,783

Liabilities:
Revolving credit facilities	$250,000	$250,000	$205,000	$205,000
Derivative instruments - commodity derivatives	$20,512	$20,512	$5,501	$5,501
Revolving credit facilities — The carrying amounts of the revolving credit facilities approximate their fair values, as the applicable interest rates are variable and reflective of market rates.
Other financial assets and liabilities — The carrying amounts of the Company’s other financial assets and liabilities, such as revenue receivable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
investment in preferred stock was considered to be a Level 2 measurement. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.
On June 4, 2024, the 2.0% cumulative mandatorily convertible preferred securities of Vital Energy were converted into 541,155 shares of common stock of Vital Energy. Prior to this conversion, the common shares of Vital Energy owned by the Company were not entitled to vote and bore a restricted legend to that effect. As of March 31, 2025 and December 31, 2024, the Company held 1,027,907 shares of Vital Energy’s common stock, for which the fair value is a Level 1 measurement.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. The Company nets the fair value of commodity derivative instruments by counterparty in the Company’s condensed consolidated balance sheets.

	March 31, 2025
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Equity investments – common stock	$21,812	$—	$—	$21,812	$—	$21,812

Assets (at fair value):
Commodity derivatives – current portion	$—	$1,364	$—	$1,364	$(743)	$621
Commodity derivatives – noncurrent portion	—	377	—	377	(194)	183
Liabilities (at fair value):
Commodity derivatives – current portion	—	(16,312)	—	(16,312)	743	(15,569)
Commodity derivatives – noncurrent portion	—	(5,137)	—	(5,137)	194	(4,943)
Net derivative instruments	$—	$(19,708)	$—	$(19,708)	$—	$(19,708)

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements

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
Fair Values – Nonrecurring
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
5.    Acquisitions and Divestitures
Asset Acquisitions
During the three months ended March 31, 2025 and 2024, the Company acquired various oil and natural gas properties. The following table presents the cumulative adjusted purchase price of transactions accounted for as asset acquisitions in accordance with ASC Topic 805, Business Combinations (“ASC 805”) by basin included in oil and gas properties on the Company’s condensed consolidated balance sheets:

	Three Months Ended March 31,
(in thousands)	2025	2024
Permian	$29,644	$3,709
Appalachian	$4,718	$23
Total	$34,362	$3,732
In addition, during the three months ended March 31, 2024, the Company recorded closing adjustments that reduced the acquisition price of business combinations completed during 2023 by $1.1 million.
During the three months ended March 31, 2025, the Company divested unproved properties for proceeds of $0.1 million, for which a gain on sale was recorded and included in "Other, net" in the condensed consolidated statements of operations.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
6.    Stock Incentive Plan
The Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan (the “Plan”) provides the Company the ability to grant, among other award types, stock options, restricted stock awards, and performance stock units ("PSUs") to directors, officers, employees and consultants or advisors employed by or providing service to the Company.
During the first quarter of 2025 and 2024, the Company granted restricted stock awards, stock options, and PSUs. Stock-based compensation expense during the three months ended March 31, 2025 and 2024 was $0.7 million and $0.5 million, respectively.
Restricted Stock Awards - The Company grants service-based restricted stock awards to certain of its employees and consultants under the Plan, which vest ratably over a period of three years, and to non-employee directors, which vest in full after one year. Restricted stock awards are valued at the closing price of the Company's common stock on the date of grant. All restricted shares are legally issued and outstanding. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. For restricted stock awards granted prior to March 2025, the holders of such unvested restricted stock awards have voting rights and the right to receive dividends. For restricted stock awards granted in March 2025 and thereafter, the holders of such unvested restricted stock awards do not have voting rights but do have the right to receive dividends. The Company recognizes compensation expense utilizing graded vesting whereby compensation expense is recognized over the service period for each separately vesting tranche.
PSUs - The Company grants PSUs to certain of its officers under the Plan. The PSUs cliff vest at the end of three years, generally subject to continued employment through the performance period. The total number of shares eligible to be earned may range from zero to 200% of the target number of PSUs granted, determined based upon achievement of certain "financial performance" and "market performance" criteria for the Company and individual performance criteria for the officers awarded PSUs. Financial performance is based on the Company's financial performance at the end of the applicable performance period, while market performance is based on the relative standing of total shareholder return achieved by the Company compared to a predetermined group of peer companies at the end of the applicable performance period. Individual performance criteria is based on the officers' performance relative to individual performance goals at the end of the performance period. The Company utilizes the Monte Carlo simulation method to determine the fair value of the PSUs based on market performance, while PSUs based on financial performance are valued using the closing price of the Company's common stock on the date of grant.
Stock Options - The Company grants stock options to certain of its officers under the Plan. The Company's outstanding stock options expire 10 years following the date of grant. Pursuant to the stock options granted under the Plan, 33% of the options vest immediately with an additional 33% to vest on each of the next two anniversaries of the date of the grant, generally subject to continued employment through each such vesting date. During the three months ended March 31, 2025, the Company granted 110,257 stock options with an exercise price of $5.61 per share. During the three months ended March 31, 2024, the Company granted 134,375 stock options with an exercise price of $6.06 per share.
Stock Awards - The Company may issue other awards to its employees and consultants under the Plan.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
A summary of the Company's activity under the Plan for the restricted stock awards, PSUs and stock options for the three months ended March 31, 2025 is presented below:

	Restricted Stock Awards	Performance Stock Units	Stock Options
Outstanding at December 31, 2024	518,048	97,532	526,483
Awards granted (1)	410,751	76,650	110,257
Awards canceled/forfeited	(7,046)	—	—
Awards vested (2)	(253,220)	—	—
Outstanding at March 31, 2025	668,533	174,182	636,740
(1) Weighted average grant date fair value per share / unit	$5.81	$6.79	$1.21
(2) Represents restricted stock and PSUs vested during the period. During the three months ended March 31, 2025, 212,249 stock options vested. As of March 31, 2025, there were a total of 518,444 stock options exercisable.

A summary of the Company's activity under the Plan for the restricted stock awards, PSUs and stock options for the three months ended March 31, 2024 is presented below:

	Restricted Stock Awards	Performance Stock Units	Stock Options
Outstanding at December 31, 2023	295,990	26,574	392,108
Awards granted (1)	383,430	70,958	134,375
Awards vested (2)	(139,790)	—	—
Outstanding at March 31, 2024	539,630	97,532	526,483
(1) Weighted average grant date fair value per share / unit	$6.07	$7.51	$1.38
(2) Represents restricted stock and PSUs vested during the period. During the three months ended March 31, 2024, 175,493 stock options vested and 306,195 stock options were exercisable as of March 31, 2024.

7.    Income Taxes
The Company is a C corporation and subject to U.S. federal, state, and local income taxes. The Company records income taxes through the use of an estimated annual effective tax rate and specific events that are discretely recognized as they occur. For the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $2.9 million and $4.8 million, respectively.
At the end of each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The Company's effective income tax rate was 22.7% and 23.0% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate differs from the enacted statutory rate of 21% primarily due to the impact of certain discrete items and state income taxes.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of March 31, 2025 and December 31, 2024, the Company had no unrecognized tax benefits and did not recognize any interest or penalties during those respective periods related to unrecognized tax benefits.
On August 16, 2022, the Inflation Reduction Act (the "IRA") was enacted into law and includes significant changes related to tax, climate change, energy and health care. The provisions within the IRA, among other things, include (i) a new 15% corporate alternative minimum tax on certain large corporations, (ii) a new nondeductible 1% excise tax on the value of certain stock that a company repurchases, and (iii) various tax incentives for energy and climate initiatives. Each of these provisions were effective for tax years beginning after December 31, 2022. The Department of the Treasury is expected to continue to publish regulations relevant to many aspects of the IRA. The Company currently does not believe that there

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
will be a material impact on its cash taxes or income tax expense for the 2025 tax year or future periods but will continue to monitor potential impacts.
8.    Debt
The carrying value of the Company's total debt was $250.0 million and $205.0 million at March 31, 2025 and December 31, 2024, respectively.
Granite Ridge Credit Agreement
On October 24, 2022, Granite Ridge entered into a senior secured revolving credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks, currently led by Bank of America, N.A., as administrative agent. The Credit Agreement has a maturity date of five years from the effective date thereof, or October 24, 2027.
The borrowing base is redetermined semiannually on or about April 1 and October 1 of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. As of March 31, 2025, the Company had a borrowing base of $325.0 million and elected commitments of $325.0 million.
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
At March 31, 2025, the Company had outstanding borrowings of $250.0 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $74.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company's and its restricted subsidiaries' assets.
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
At March 31, 2025, the Company was in compliance with all covenants required by the Credit Agreement.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
9.    Equity
Common Stock Dividends - The Company paid dividends of $14.4 million, or $0.11 per share during the three months ended March 31, 2025. The Company paid dividends of $14.3 million, or $0.11 per share, during the three months ended March 31, 2024. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
10.    Related Party Transactions
Upon formation in 2022, Granite Ridge entered into a Management Services Agreement (the "MSA") with Grey Rock Administration, LLC (the “Manager”). Under the MSA, the Manager provides general management, administrative, and operating services covering the oil and gas assets and other properties of the Company and other day-to-day business and affairs of the Company. In accordance with the MSA, the Company pays the Manager an annual services fee of $10.0 million and reimburses the Manager for certain Granite Ridge group costs related to the operation of the Company’s assets (including for third party costs allocated or attributable to the assets of the Company). The initial term of the MSA expires on April 30, 2028; however, the MSA will automatically renew for additional consecutive one-year renewal terms until terminated in accordance with its terms. Upon any termination of the MSA, the Manager shall provide transition services for a period of up to 90 days.
For the three months ended March 31, 2025 and 2024, service fees for the Company under the MSA were approximately $2.5 million for each period and are included in general and administrative expenses within the accompanying condensed consolidated statements of operations.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
The following table presents the basic and diluted earnings per share computations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$9,812	$16,227
Participating basic earnings (a)	(56)	(41)
Basic earnings attributable to common stockholders	9,756	16,186
Reallocation of participating earnings	—	—
Diluted earnings attributable to common stockholders	$9,756	$16,186

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	130,336	130,136
Dilutive performance stock units	59	17
Dilutive stock options	6	7
Weighted average common shares outstanding – diluted	130,401	130,160

Net income per common share:
Basic	$0.07	$0.12
Diluted	$0.07	$0.12
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

	Three Months Ended March 31,
	2025	2024
Number of antidilutive common shares:
Antidilutive performance stock units	102,365	49,713
Antidilutive stock options	553,240	423,538
Total antidilutive common shares	655,605	473,251
13.    Subsequent Events
Dividend
The Company's Board of Directors declared a regular quarterly cash dividend of $0.11 per share for the second quarter of 2025. The dividend will be paid on June 13, 2025 to stockholders of record as of May 30, 2025.
Fifth Amendment to Credit Agreement
On April 29, 2025, the Company and its lenders entered into the Fifth Amendment to the Credit Agreement, which amended the Credit Agreement to, among other things, increase the borrowing base and aggregate elected commitments from $325.0 million to $375.0 million.

Other than the foregoing, the material terms of the Credit Agreement remain unchanged.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
New Commodity Derivative Contracts
In April 2025, the Company entered into the following natural gas derivative contracts to hedge additional amounts of estimated future production.

	2025				2026
	Second Quarter	Third Quarter	Fourth Quarter	Total	Total
Collars (natural gas)
Volume (Mcf)	—	—	270,000	270,000	600,000
Weighted-average floor price ($/Mcf)	$—	$—	$4.50	$4.50	$4.35
Weighted-average ceiling price ($/Mcf)	$—	$—	$5.06	$5.06	$4.99
Swaps (natural gas)
Volume (Mcf)	451,000	474,000	121,000	1,046,000	710,000
Weighted-average price ($/Mcf)	$4.04	$4.04	$4.04	$4.04	$3.89
14.    Supplementary Data
Capitalized Costs

(in thousands)	March 31, 2025	December 31, 2024
Oil and natural gas properties:
Proved	$1,575,233	$1,484,968
Unproved	71,027	55,053
Less: accumulated depletion	(691,277)	(643,051)
Net capitalized costs for oil and natural gas properties	$954,983	$896,970
Costs Incurred for Oil and Natural Gas Producing Activities

	Three Months Ended March 31,
(in thousands)	2025	2024
Property acquisition costs:
Proved	$13,341	$1,147
Unproved	21,021	1,481
Development costs	71,402	62,639
Total costs incurred for oil and natural gas properties	$105,764	$65,267

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
The following discussion contains “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Report. Please read “Cautionary Note Regarding Forward‑Looking Statements.” Also, please read the risk factors and other cautionary statements described under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K") and elsewhere in this Report. We assume no obligation to update any of these forward‑looking statements, except as required by applicable law.
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
Our oil price differential to the NYMEX benchmark price during the three months ended March 31, 2025 and 2024 was a discount of $(2.60) per barrel and a premium of $0.67 per barrel, respectively. Our natural gas price differential to the average NYMEX price during the three months ended March 31, 2025 and 2024 was a discount of $(0.17) per Mcf and $(0.31) per Mcf, respectively.
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
Prices for various quantities of natural gas and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX spot prices for oil and natural gas for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Average NYMEX Prices (1)
Oil (per Bbl)	$71.78	$77.50
Natural gas (per Mcf)	$4.14	$2.15
(1)Based on average NYMEX spot prices.
For the three months ended March 31, 2025, the average NYMEX oil pricing was $71.78 per barrel of oil, or 7% lower than the average NYMEX price per barrel for the three months ended March 31, 2024. Our settled derivatives decreased our realized oil price per barrel by $0.05 for the three months ended March 31, 2025 and increased our realized oil price per barrel by $0.10 for the three months ended March 31, 2024. For the three months ended March 31, 2025, our average realized oil price per barrel after reflecting settled derivatives was $69.13 compared to $78.27 for the three months ended March 31, 2024.
For the three months ended March 31, 2025, the average NYMEX natural gas pricing was $4.14 per Mcf, or 93% higher than the average NYMEX price per Mcf for the three months ended March 31, 2024. Our settled derivatives decreased our realized natural gas price per Mcf by $0.01 for the three months ended March 31, 2025 and increased our realized natural gas price per Mcf by $0.36 for the three months ended March 31, 2024. For the three months ended March 31, 2025, our average realized natural gas price per Mcf after reflecting settled derivatives was $3.96 compared to $2.20 for the three months ended March 31, 2024.

Results of Operations
The following table sets forth summary production and operating data for the periods indicated. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three months ended March 31,
	2025	2024
Net Sales (in thousands):
Oil sales	$91,847	$75,766
Natural gas and related product sales	31,084	13,230
Total revenues	122,931	88,996

Net Production:
Oil (MBbl)	1,328	969
Natural gas (MMcf)	7,826	7,203
Total (MBoe)(1)	2,632	2,170
Average Daily Production:
Oil (Bbl)	14,752	10,650
Natural gas (Mcf)	86,960	79,151
Total (Boe)(1)	29,245	23,842

Average Sales Prices:
Oil (per Bbl)	$69.18	$78.17
Effect of gain on settled oil derivatives on average price (per Bbl)	(0.05)	0.10
Oil net of settled oil derivatives (per Bbl)(2)	69.13	78.27

Natural gas sales (per Mcf)	$3.97	$1.84
Effect of gain on settled natural gas derivatives on average price (per Mcf)	(0.01)	0.36
Natural gas sales net of settled natural gas derivatives (per Mcf)(2)	3.96	2.20

Realized price on a Boe basis excluding settled commodity derivatives	$46.71	$41.02
Effect of gain on settled commodity derivatives on average price (per Boe)	(0.04)	1.25
Realized price on a Boe basis including settled commodity derivatives(2)	46.67	42.27

Operating Expenses (in thousands):
Lease operating expenses	$16,240	$15,479
Production and ad valorem taxes	8,368	5,749
Depletion and accretion expense	48,445	40,941
General and administrative	7,463	6,492
Costs and Expenses (per Boe):
Lease operating expenses	$6.17	$7.13
Production and ad valorem taxes	3.18	2.65
Depletion and accretion	18.41	18.87
General and administrative	2.84	2.99

Net Producing Wells at Period-End:	211.63	181.34
(1)Natural gas is converted to Boe using the ratio of one barrel of oil to six Mcf of natural gas.
(2)The presentation of realized prices including settled commodity derivatives is a result of including the net cash receipts from (payments on) commodity derivatives that are presented in the footnotes to our condensed consolidated financial statements. This presentation of average prices with derivatives is a means by which to reflect the actual cash performance of our commodity derivatives for the respective periods and presents oil and natural gas prices with derivatives in a manner consistent with the presentation generally used by the investment community.

Oil, Natural Gas and Related Product Sales
Our revenues vary from year to year primarily due to changes in realized commodity prices and production volumes. Our oil and natural gas sales for the three months ended March 31, 2025 increased 38% from the same period in 2024. Oil revenues for the three months ended March 31, 2025 increased by 21% compared to the same period in 2024, driven by a 37% increase in production, partially offset by an 11.5% decrease in realized prices, excluding the effect of settled derivatives. Natural gas revenues increased by 135% for the three months ended March 31, 2025 compared to the same period in 2024, driven by a 116% increase in realized natural gas prices, excluding the effect of settled commodity derivatives, and a 9% increase in production.
Production from oil and gas properties increased as a result of drilling success and the acquisition of additional net revenue interests. The number of wells we participated in during the period increased from 181.34 net wells on March 31, 2024 to 211.63 net wells on March 31, 2025.
Lease Operating Expenses
Lease operating expenses were $16.2 million ($6.17 per Boe) for the three months ended March 31, 2025, an increase of 5% from $15.5 million ($7.13 per Boe) during the same period in 2024. The increase was primarily due to an increase in well count due to acquisitions and additional wells successfully drilled and completed. The decrease in lease operating expenses per Boe was primarily due to the increase in production.
Production and Ad Valorem Taxes
We generally pay production taxes based on realized oil and natural gas sales. Production taxes were $6.6 million ($2.49 per Boe) for the three months ended March 31, 2025 compared to $4.3 million ($1.98 per Boe) during the same period in 2024. As a percentage of oil and natural gas sales, our production taxes were 5% and 5% during the three months ended March 31, 2025 and 2024, respectively.
Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.
Ad valorem taxes increased by $0.3 million during the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to additional wells drilled and completed and new wells acquired.
Depletion and Accretion
Depletion and accretion was $48.4 million ($18.41 per Boe) for the three months ended March 31, 2025, an increase of 18% from $40.9 million ($18.87 per Boe) during the same period in 2024. The increase in depletion and accretion expense was primarily due to the increase in depletion expense resulting from an increase in production between the two periods.
Impairment of Unproved Properties
For the three months ended March 31, 2024, we recognized impairment expense of $0.7 million on unproved properties in the Permian Basin as a result of a change in the operator's drilling plans.
General and Administrative
The following table provides components of our general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(in thousands)	2025	2024
General and administrative expenses	$6,810	$5,980
Non-cash stock-based compensation	653	512
Total general and administrative expenses	$7,463	$6,492

Total general and administrative expenses were $7.5 million ($2.84 per Boe) for the three months ended March 31, 2025, an increase of 15% from $6.5 million ($2.99 per Boe) during the same period in 2024. The increase was primarily due to increased professional and legal service expenses during the three months ended March 31, 2025 as compared to the same period of 2024.
Gain/(Loss) on Derivatives – Commodity Derivatives
The following table sets forth the gain (loss) on derivatives for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Gain (loss) on commodity derivatives
Oil derivatives	$1,288	$(7,279)
Natural gas derivatives	(16,145)	4,118
Total	$(14,857)	$(3,161)
The following table represents our net cash receipts from (payments on) derivatives for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$(66)	$96
Natural gas derivatives	(47)	2,612
Total	$(113)	$2,708
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
Interest Expense
Interest expense was $5.0 million for the three months ended March 31, 2025 compared to $3.2 million for the three months ended March 31, 2024. The increase in interest expense during the three months ended March 31, 2025 as compared to 2024 was primarily due to an increase in the average outstanding balance on the Credit Agreement during 2025.
Gain/(Loss) on Equity Investments
We recorded a loss of $10.0 million for the three months ended March 31, 2025 compared to a gain of $7.8 million for the three months ended March 31, 2024 resulting from the change in fair value of the common and preferred stock of Vital Energy.
Income Tax Expense
We recorded income tax expense of $2.9 million for the three months ended March 31, 2025 compared to $4.8 million for the three months ended March 31, 2024. The effective income tax rate differs from the statutory rate primarily due to the impact of certain discrete items and state income taxes.
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
As of March 31, 2025, we had $250.0 million of debt outstanding under our Credit Agreement. We had $90.8 million of liquidity as of March 31, 2025, consisting of $74.7 million of committed borrowing availability under the Credit Agreement and $16.1 million of cash on hand.
On April 29, 2025, the Company and its lenders entered into the Fifth Amendment to the Credit Agreement, which amended the Credit Agreement to, among other things, increase the borrowing base and aggregate elected commitments from $325.0 million to $375.0 million.
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
Common Stock Dividends
We paid dividends of $14.4 million, or $0.11 per share, and $14.3 million, or $0.11 per share, during the first quarter of 2025 and 2024, respectively. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
Cash Flows
The following table summarizes our changes in cash and restricted cash for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$76,091	$68,656
Net cash used in investing activities	(99,997)	(71,005)
Net cash provided by financing activities	30,595	12,701
Net change in cash and restricted cash	$6,689	$10,352
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
The $7.4 million increase in operating cash flows during the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to the increase in oil and natural gas sales during the three months ended March 31, 2025 as compared to the same period in 2024.
Our net cash provided by operating activities included a reduction of $10.6 million and a benefit of $7.1 million for the three months ended March 31, 2025 and 2024, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash Flows from Investing Activities
For the three months ended March 31, 2025, our net cash used in investing activities was $100.0 million, which consisted primarily of $66.7 million of capital expenditures for oil and natural gas properties and $34.7 million of acquisitions of oil and natural gas properties.
For the three months ended March 31, 2024, our net cash used in investing activities was $71.0 million, which consisted primarily of $69.7 million of capital expenditures for oil and natural gas properties and $2.6 million of acquisitions of oil and natural gas properties.
Cash Flows from Financing Activities
For the three months ended March 31, 2025, our net cash provided by financing activities was $30.6 million, primarily due to $45.0 million of borrowings under our Credit Agreement, partially offset by $14.4 million of dividends paid on our common stock.
For the three months ended March 31, 2024, our net cash provided by financing activities was $12.7 million, primarily due to $27.5 million of borrowings under our Credit Agreement, partially offset by $14.3 million of dividends paid on our common stock and $0.4 million of common stock repurchases.
Granite Ridge Credit Agreement
At March 31, 2025, the Company had outstanding borrowings of $250.0 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $74.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company's and its restricted subsidiaries' assets.
On October 24, 2022, Granite Ridge entered into a senior secured revolving credit agreement with a syndicate of banks, currently led by Bank of America, N.A., as administrative agent. The Credit Agreement has a maturity date of five years from the effective date thereof, or October 24, 2027.
The borrowing base is redetermined semiannually on or about April 1 and October 1 of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. As of March 31, 2025, the Company had a borrowing base of $325.0 million and elected commitments of $325.0 million.
On April 29, 2025, the Company and its lenders entered into the Fifth Amendment to the Credit Agreement, which amended the Credit Agreement to, among other things, increase the borrowing base and aggregate elected commitments from $325.0 million to $375.0 million.
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
At March 31, 2025, we were in compliance with all covenants required by the Credit Agreement.
Known Contractual and Other Obligations; Planned Capital Expenditures
Contractual and Other Obligations
Our contractual obligations include long-term debt, cash interest expense on debt, derivative liabilities, asset retirement obligations and an annual service fee to the Manager. Since December 31, 2024, there have been no material changes in our contractual obligations, other than the $45.0 million increase in long-term debt due to borrowings under the Credit Agreement.
Planned Capital Expenditures
For 2025, we are budgeting approximately $300 million to $320 million in total planned capital expenditures. Our costs incurred on oil and natural gas properties, excluding acquisitions, during the three months ended March 31, 2025 and 2024 totaled $71.4 million and $62.6 million, respectively. Our capital expenditures for the three months ended March 31, 2025 were primarily funded with cash flows from operations and borrowings under the Credit Agreement. We expect to fund planned capital expenditures with cash generated from operations and, if required, borrowings under our Credit Agreement.
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

Acquisitions
The following table reflects our expenditures for acquisitions of proved and unproved properties for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Property acquisition costs:
Proved	$13,341	$1,147
Unproved	21,021	1,481
Total property acquisition costs	$34,362	$2,628
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
Critical Accounting Estimates
The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our financial statements in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions. Further, these estimates and other factors, including those outside of management’s control, could have a significant adverse impact to the financial condition, results of operations and cash flows of the Company.
In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are the choice of accounting method for oil and natural gas activities, oil and natural gas reserve estimation, revenue recognition, impairment of long-lived assets and valuation of financial derivatives.
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2025. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our 2024 Form 10-K.

Recently Issued or Adopted Accounting Pronouncements
For discussion of recent accounting pronouncements, see Note 2 of the Notes to Condensed Consolidated Financial Statements.
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
We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. For the three months ended March 31, 2025, a 10% increase in average commodity prices would have decreased the fair value of commodity derivatives by $29.1 million. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
We generally use derivatives to economically hedge a portion of our anticipated future production. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under our Credit Agreement.
Interest Rate Risk
At March 31, 2025, our exposure to interest rate changes related primarily to the borrowings under the Credit Agreement. The interest we pay on these borrowings is set periodically based upon market rates. We had total indebtedness of $250.0 million outstanding under our Credit Agreement at March 31, 2025. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $2.5 million.
We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at March 31, 2025.
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
As of March 31, 2025, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective at a level of reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company was not a party to any material legal proceedings during the three months ended March 31, 2025. In the future, the Company may be subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes in our risk factors from those described in our 2024 Form 10-K.
U.S. and foreign trade policies, including the assessment of tariffs and other impositions on imported goods, may have a material adverse impact on our business.
There is currently significant uncertainty about the future relationship between the United States and various other countries, including changes arising as a result of the new presidential administration, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. For example, on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. Such tariffs could cause inflation, slow economic growth, intensify trade disputes and have placed downward pressure on oil prices. In addition, tariffs have the potential to significantly increase our operating and capital costs. If we were unable to mitigate the impacts of any such increased costs, our business and our results of operations could be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth our share repurchase activity for each period presented:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2025 - January 31, 2025	—	$—	—	$—
February 1, 2025 - February 28, 2025	—	$—	—	$—
March 1, 2025 - March 31, 2025	2,790	$5.44	—	$—
(1)Represents shares that were forfeited for payment of taxes upon vesting of previously awarded restricted stock pursuant to the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan.
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

GRANITE RIDGE RESOURCES, INC.

May 8, 2025	By:	/s/ LUKE C. BRANDENBERG
		Name:	Luke C. Brandenberg
		Title:	President and Chief Executive Officer

May 8, 2025	By:	/s/ TYLER S. FARQUHARSON
		Name:	Tyler S. Farquharson
		Title:	Chief Financial Officer

May 8, 2025	By:	/s/ KIMBERLY A. WEIMER
		Name:	Kimberly A. Weimer
		Title:	Chief Accounting Officer