Form 10-Q
period 2025-06-30
Granite Ridge Resources, Inc.
filed 2025-08-07
CIK 1928446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2025, there were 131,247,812 shares of our common stock, par value $0.0001, outstanding.

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
Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our company’s control) could cause actual results to differ materially from those set forth in the forward-looking statements, including the following:
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(in thousands, except par value and share data)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$3,743	$9,419
Revenue receivable	76,647	69,692
Advances to operators	8,326	19,959
Prepaid and other current assets	2,298	3,831
Derivative assets - commodity derivatives	6,924	537
Equity investments	11,026	31,783
Total current assets	108,964	135,221
Property and equipment:
Oil and gas properties, successful efforts method	1,733,681	1,540,021
Accumulated depletion	(744,463)	(643,051)
Total property and equipment, net	989,218	896,970
Long-term assets:
Derivative assets - commodity derivatives	2,844	—
Other long-term assets	3,937	4,288
Total long-term assets	6,781	4,288
Total assets	$1,104,963	$1,036,479
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$78,406	$99,440
Derivative liabilities - commodity derivatives	3,053	1,822
Other liabilities	1,015	546
Total current liabilities	82,474	101,808
Long-term liabilities:
Long-term debt	275,000	205,000
Derivative liabilities - commodity derivatives	3,469	3,679
Asset retirement obligations	11,333	10,693
Deferred tax liability	90,221	79,946
Total long-term liabilities	380,023	299,318
Total liabilities	462,497	401,126
Stockholders' Equity:
Common stock, $0.0001 par value, 431,000,000 shares authorized, 136,951,676 and 136,417,677 issued at June 30, 2025 and December 31, 2024, respectively	14	14
Additional paid-in capital	656,520	655,472
Retained earnings	22,128	16,047
Treasury stock, at cost, 5,686,711 and 5,683,921 shares at June 30, 2025 and December 31, 2024, respectively	(36,196)	(36,180)
Total stockholders' equity	642,466	635,353
Total liabilities and stockholders' equity	$1,104,963	$1,036,479
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenues:
Oil and natural gas sales	$109,219	$90,652	$232,150	$179,648
Operating costs and expenses:
Lease operating expenses	20,118	13,669	36,358	29,148
Production and ad valorem taxes	6,437	6,881	14,805	12,630
Depletion and accretion expense	53,412	41,592	101,857	82,533
Impairments of unproved properties	—	—	—	732
General and administrative	8,517	6,623	15,980	13,115
Other, net	—	—	(120)	—
Total operating costs and expenses	88,484	68,765	168,880	138,158
Net operating income	20,735	21,887	63,270	41,490
Other income (expense):
Gain (loss) on derivatives - commodity derivatives	23,925	(785)	9,068	(3,946)
Interest expense, net	(5,914)	(5,817)	(10,929)	(8,977)
Loss on equity investments	(5,795)	(8,774)	(15,766)	(995)
Other income (loss)	(93)	268	(93)	270
Total other income (expense)	12,123	(15,108)	(17,720)	(13,648)
Income before income taxes	32,858	6,779	45,550	27,842
Income tax expense	7,777	1,678	10,657	6,515
Net income	$25,081	$5,101	$34,893	$21,327

Net income per share:
Basic	$0.19	$0.04	$0.27	$0.16
Diluted	$0.19	$0.04	$0.27	$0.16
Weighted-average number of shares outstanding:
Basic	130,469	130,204	130,403	130,170
Diluted	130,588	130,251	130,496	130,207
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

Three and Six Months Ended June 30, 2025
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of January 1, 2025	136,418	$14	$655,472	$16,047	(5,684)	$(36,180)	$635,353
Grants of restricted stock	413	—	—	—	—	—	—
Forfeitures of restricted stock	(7)	—	—	—	—	—	—
Stock-based compensation	—	—	653	—	—	—	653
Purchase of treasury stock	—	—	—	—	(3)	(16)	(16)
Common stock dividend declared ($0.11 per share)	—	—	—	(14,389)	—	—	(14,389)
Net income	—	—	—	9,812	—	—	9,812
As of March 31, 2025	136,824	$14	$656,125	$11,470	(5,687)	$(36,196)	$631,413
Grants of restricted stock	218	—	—	—	—	—	—
Forfeitures of restricted stock	(90)	—	—	—	—	—	—
Stock-based compensation	—	—	395	—	—	—	395
Common stock dividend declared ($0.11 per share)	—	—	—	(14,423)	—	—	(14,423)
Net income	—	—	—	25,081	—	—	25,081
As of June 30, 2025	136,952	$14	$656,520	$22,128	(5,687)	$(36,196)	$642,466

Three and Six Months Ended June 30, 2024
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of January 1, 2024	136,041	$14	$653,174	$54,782	(5,678)	$(36,325)	$671,645
Grants of restricted stock	383	—	—	—	—	—	—
Stock-based compensation	—	—	512	—	—	—	512
Purchase of treasury stock	—	—	—	—	(2)	(17)	(17)
Common stock dividend declared ($0.11 per share)	—	—	—	(14,349)	—	—	(14,349)
Net income	—	—	—	16,227	—	—	16,227
As of March 31, 2024	136,424	$14	$653,686	$56,660	(5,680)	$(36,342)	$674,018
Stock-based compensation	—	—	583	—	—	—	583
Common stock dividend declared ($0.11 per share)	—	—	—	(14,381)	—	—	(14,381)
Net income	—	—	—	5,101	—	—	5,101
As of June 30, 2024	136,424	$14	$654,269	$47,380	(5,680)	$(36,342)	$665,321
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(in thousands)	2025	2024
Operating activities:
Net income	$34,893	$21,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and accretion expense	101,857	82,533
Impairments of unproved properties	—	732
Unrealized (gain) loss on derivatives - commodity derivatives	(8,210)	10,605
Stock-based compensation	1,048	1,095
Amortization of deferred financing costs	800	2,811
Loss on equity investments	15,766	995
Deferred income taxes	10,275	6,403
Other	(258)	(71)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Revenue receivable	(6,956)	5,685
Other receivable	118	530
Accounts payable and accrued liabilities	3,202	(2,398)
Prepaid and other current assets	1,497	(1,294)
Other liabilities	102	3,889
Net cash provided by operating activities	154,134	132,842
Investing activities:
Capital expenditures for oil and natural gas properties	(164,533)	(135,874)
Acquisition of oil and natural gas properties	(44,861)	(20,868)
Proceeds from the sale of equity investments	4,991	—
Proceeds from sale of oil and natural gas properties	175	2,881
Refund of advances to operators	3,695	1,282
Net cash used in investing activities	(200,533)	(152,579)
Financing activities:
Proceeds from borrowing on credit facilities	95,000	55,000
Repayments of borrowing on credit facilities	(25,000)	—
Deferred financing costs	(449)	(3,004)
Purchase of treasury shares	(16)	(418)
Payment of dividends	(28,812)	(28,729)
Net cash provided by financing activities	40,723	22,849
Net change in cash and restricted cash	(5,676)	3,112
Cash and restricted cash at beginning of period	9,419	10,730
Cash and restricted cash at end of period	$3,743	$13,842
Supplemental disclosure of non-cash investing activities:
Change in accrued capital expenditures included in accounts payable and accrued liabilities	$(7,815)	$9,165
Advances to operators applied to development of oil and natural gas properties	$72,541	$50,625
Cash and restricted cash:
Cash	$3,743	$13,542
Restricted cash included in other long-term assets	—	300
Cash and restricted cash	$3,743	$13,842
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
Capitalized leasehold costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized drilling and development costs and integrated assets is based on the unit-of-production method using proved developed reserves. The Company recognized depletion expense of $53.2 million and $41.4 million for the three months ended June 30, 2025 and 2024, respectively, and $101.4 million and $82.2 million for the six months ended June 30, 2025 and 2024, respectively.
The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable; for instance, when there are declines in commodity prices or well performance. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair market value is recognized at that time. The fair value of impaired assets is determined using the market or income valuation approach. The income approach is calculated using a discounted cash flow model. Discounted future cash flows use a discount rate similar to that used by market participants, or comparable market value if available. Estimating future cash flows involves the use of judgments, including estimation of the proved and risk-adjusted unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. No proved property impairment was recorded for the three or six months ended June 30, 2025 or 2024.
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. The Company recorded unproved oil and gas properties impairment of $0.7 million for the six months ended June 30, 2024 in the Permian Basin. No unproved property impairment was recorded for the three and six months ended June 30, 2025.
Equity Investments
In December 2023, the Company completed the sale of certain of its Permian Basin assets to Vital Energy, Inc. ("Vital Energy") for consideration of 561,752 shares of Vital Energy's common stock and 541,155 shares of Vital Energy's 2.0% cumulative mandatorily convertible preferred securities. On June 4, 2024, the 2.0% cumulative mandatorily convertible preferred securities were converted into the equivalent number of shares of Vital Energy’s common stock. During the second quarter of 2025, the Company divested 342,636 shares of Vital Energy’s common stock and realized a loss on sale of $10.5 million, which is included in loss on equity investments within the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025. No common stock or cumulative mandatorily convertible preferred securities were divested during the three and six months ended June 30, 2024. As of June 30, 2025, the Company held 685,271 shares of Vital Energy’s common stock.
The Company follows the guidance in ASC 321, Investments - Equity Securities ("ASC 321") for its investment in the common and preferred stock of Vital Energy. ASC 321 requires equity investments with readily determinable fair values to be measured at fair value, with unrealized holding gains and losses recorded as a gain or loss in the condensed consolidated statements of operations. For the preferred stock that did not have a readily determinable fair value, the Company did not elect the measurement alternative in ASC 321 and instead accounted for the preferred stock at fair value with unrealized gains and losses recorded through net income for the periods until the preferred stock was converted into common stock. The Company recognized an unrealized gain of $4.7 million and unrealized loss of $5.2 million for the three and six months ended June 30, 2025, respectively, included in loss on equity investments within the Company’s condensed consolidated statements of operations that accounts for the change in fair value of the common stock. For the three and six months ended June 30, 2024, the Company recognized an unrealized loss of $8.8 million and $1.0 million, respectively, that reflects the change in fair value of the common and preferred stock.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
Disaggregated Oil and Natural Gas Revenues
The Company’s disaggregated revenue has two primary sources: oil sales and natural gas sales. Substantially all of the Company’s oil and natural gas sales come from six geographic areas in the United States: the Eagle Ford Basin (Texas), the Permian Basin (Texas/New Mexico), the Haynesville Basin (Texas/Louisiana), the Denver-Julesburg “DJ” Basin (Colorado), the Bakken Basin (Montana/North Dakota), and the Appalachian Basin (Ohio). The following tables present

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
the disaggregation of the Company’s oil and natural gas revenues by basin for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Oil	$89,462	$77,493	$181,309	$153,259
Natural gas	19,757	13,159	50,841	26,389
Total	$109,219	$90,652	$232,150	$179,648

Permian	$75,349	$56,226	$156,993	$106,173
Eagle Ford	7,898	16,121	18,882	29,528
Bakken	7,142	7,902	16,999	21,348
Haynesville	4,053	3,711	9,791	8,947
DJ	7,493	6,692	17,893	13,652
Appalachian	7,284	—	11,592	—
Total	$109,219	$90,652	$232,150	$179,648
Recently Issued and Applicable Accounting Pronouncements (Issued and Not Yet Adopted)
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 was effective for annual periods beginning after December 15, 2024, with early adoption is permitted. The Company is currently assessing the effect that ASU 2023-09 will have on its disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires enhanced disclosure about specific types of expenses included in the expense captions presented on the face of the consolidated statement of operations as well as disclosures about selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption is permitted. The Company is currently assessing the effect that ASU 2024-03 will have on its disclosures.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
Volume of Derivative Activities
The following table sets forth the Company’s outstanding commodity derivative contracts as of June 30, 2025.

	Third Quarter	Fourth Quarter	Total 2025	2026
Collar (oil)
Volume (Bbl)	802,210	698,000	1,500,210	2,104,980
Weighted-average floor price ($/Bbl)	$61.95	$60.00	$61.04	$60.00
Weighted-average ceiling price ($/Bbl)	$78.51	$77.13	$77.87	$70.44
Collar (natural gas)
Volume (Mcf)	2,441,757	3,820,615	6,262,372	10,506,446
Weighted-average floor price ($/Mcf)	$3.00	$3.43	$3.26	$3.48
Weighted-average ceiling price ($/Mcf)	$3.75	$4.23	$4.04	$4.25
Swaps (natural gas)
Volume (Mcf)	2,762,450	831,350	3,593,800	4,351,400
Weighted-average price ($/Mcf)	$3.67	$3.67	$3.67	$3.68
The following table summarizes the amounts reported as gain (loss) on derivatives - commodity derivatives in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$708	$(376)	$642	$(279)
Natural gas derivatives	263	4,327	216	6,938
Total net cash receipts from (payments on) commodity derivatives	$971	$3,951	$858	$6,659
Unrealized gain (loss) on commodity derivatives
Oil derivatives	$9,519	$1,094	$10,873	$(6,281)
Natural gas derivatives	13,435	(5,830)	(2,663)	(4,324)
Total unrealized gain (loss) on commodity derivatives	$22,954	$(4,736)	$8,210	$(10,605)
Total gain (loss) on derivatives - commodity derivatives	$23,925	$(785)	$9,068	$(3,946)
4.    Fair Value Measurements
The Company has adopted and follows ASC 820, Fair Value Measurements and Disclosures, for measurement and disclosures about fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments - commodity derivatives	$9,768	$9,768	$537	$537
Equity investments	$11,026	$11,026	$31,783	$31,783

Liabilities:
Revolving credit facilities	$275,000	$275,000	$205,000	$205,000
Derivative instruments - commodity derivatives	$6,522	$6,522	$5,501	$5,501
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
On June 4, 2024, the 2.0% cumulative mandatorily convertible preferred securities of Vital Energy were converted into 541,155 shares of common stock of Vital Energy. Prior to this conversion, the common shares of Vital Energy owned by the Company were not entitled to vote and bore a restricted legend to that effect. As of June 30, 2025 and December 31, 2024, the Company held 685,271 and 1,027,907 shares, respectively, of Vital Energy’s common stock, for which the fair value is a Level 1 measurement.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. The Company nets the fair value of commodity derivative instruments by counterparty in the Company’s condensed consolidated balance sheets.

	June 30, 2025
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Equity investments	$11,026	$—	$—	$11,026	$—	$11,026

Assets (at fair value):
Commodity derivatives – current portion	$—	$8,321	$—	$8,321	$(1,397)	$6,924
Commodity derivatives – noncurrent portion	—	2,844	—	2,844	—	2,844
Liabilities (at fair value):
Commodity derivatives – current portion	—	(4,450)	—	(4,450)	1,397	(3,053)
Commodity derivatives – noncurrent portion	—	(3,469)	—	(3,469)	—	(3,469)
Net derivative instruments	$—	$3,246	$—	$3,246	$—	$3,246

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2024
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Equity investments	$31,783	$—	$—	$31,783	$—	$31,783

Assets (at fair value):
Commodity derivatives – current portion	$—	$2,053	$—	$2,053	$(1,516)	$537

Liabilities (at fair value):
Commodity derivatives – current portion	—	(3,338)	—	(3,338)	1,516	(1,822)
Commodity derivatives – noncurrent portion	—	(3,679)	—	(3,679)	—	(3,679)
Net derivative instruments	$—	$(4,964)	$—	$(4,964)	$—	$(4,964)
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
5.    Acquisitions and Divestitures
Asset Acquisitions
During the six months ended June 30, 2025 and 2024, the Company acquired various oil and natural gas properties. The following table presents the cumulative adjusted purchase price of transactions accounted for as asset acquisitions in accordance with ASC Topic 805, Business Combinations (“ASC 805”) by basin included in oil and gas properties on the Company’s condensed consolidated balance sheets:

	Six Months Ended June 30,
(in thousands)	2025	2024
Permian	$33,986	$15,486
DJ	—	5,325
Appalachian	10,445	1,188
Total	$44,431	$21,999
In addition, during the six months ended June 30, 2024, the Company recorded closing adjustments that reduced the acquisition price of business combinations completed during 2023 by $1.1 million.
During the six months ended June 30, 2025 and 2024, the Company divested of certain proved and unproved properties for total proceeds of $0.2 million and $2.9 million, respectively. During the six months ended June 30, 2025, proceeds from the divested unproved properties of $0.1 million resulted in a gain on sale, which is included in other, net in the condensed consolidated statements of operations.

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
During the six months ended June 30, 2025 and 2024, the Company granted restricted stock awards, stock options, and PSUs. Stock-based compensation expense during the three and six months ended June 30, 2025 was $0.4 million and $1.0 million, respectively. Stock-based compensation expense during the three and six months ended June 30, 2024 was $0.6 million and $1.1 million, respectively.
Restricted Stock Awards - The Company grants service-based restricted stock awards to certain of its employees and consultants under the Plan, which generally vest ratably over a period of three years or cliff vest at the end of five years, and to non-employee directors, which vest in full after one year. Restricted stock awards are valued at the closing price of the Company's common stock on the date of grant. All restricted shares are legally issued and outstanding. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. For restricted stock awards granted prior to March 2025, the holders of such unvested restricted stock awards have voting rights and the right to receive dividends. For restricted stock awards granted in March 2025 and thereafter, the holders of such unvested restricted stock awards do not have voting rights but do have the right to receive dividends. The Company recognizes compensation expense utilizing graded vesting whereby compensation expense is recognized over the service period for each separately vesting tranche.
PSUs - The Company grants PSUs to certain of its officers under the Plan. PSUs represent the contingent right to receive shares of the Company’s common stock once the PSU is vested and earned. PSUs, other than those granted during the three months ended June 30, 2025, cliff vest at the end of three years, generally subject to continued employment through the performance period. The total number of shares eligible to be earned may range from zero to 200% of the target number of PSUs granted, determined based upon achievement of certain "financial performance" and "market performance" criteria for the Company and individual performance criteria for the officers awarded PSUs. Financial performance is based on the Company's financial performance at the end of the applicable performance period, while market performance is based on the relative standing of total shareholder return (“TSR”) achieved by the Company compared to the TSR achieved by a predetermined group of peer companies at the end of the applicable performance period. Individual performance criteria is based on the officers' performance relative to individual performance goals at the end of the performance period. The Company utilizes the Monte Carlo simulation method to determine the fair value of the PSUs based on market performance, while PSUs based on financial performance are valued using the closing price of the Company's common stock on the date of grant.
During the three months ended June 30, 2025, the Company granted 644,330 PSUs to certain of its officers under the Plan. These PSUs are eligible to vest, generally subject to continued employment, upon the satisfaction of certain stock price thresholds during the performance period, which ends on December 31, 2032. Each PSU represents the contingent right to receive one share of common stock once the PSU is earned. Each PSU is earned based on whether the Company’s stock price achieves a target average stock price for any 20 consecutive trading days during the performance period. If the stock price thresholds are not met by the end of the performance period, the PSUs will be forfeited and no shares of common stock will be issued. Compensation expense for these awards is based on the grant date fair market value of the award, calculated using a Monte Carlo simulation, and such costs are recorded on a straight-line basis over the derived requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable.
Stock Options - The Company grants stock options to certain of its officers under the Plan. The Company's outstanding stock options expire 10 years following the date of grant. Pursuant to the stock options granted under the Plan, 33% of the options vest immediately with an additional 33% to vest on each of the next two anniversaries of the date of the grant, generally subject to continued employment through each such vesting date. During the first quarter of 2025, the Company granted 110,257 stock options with an exercise price of $5.61 per share. During the first quarter of 2024, the Company granted 134,375 stock options with an exercise price per share of $6.06.
Stock Awards - The Company may issue other awards to its employees and consultants under the Plan.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
A summary of the Company’s activity under the Plan for the restricted stock awards, PSUs and stock options for the six months ended June 30, 2025 is presented below:

	Restricted Stock Awards	Performance Stock Units	Stock Options
Outstanding at December 31, 2024	518,048	97,532	526,483
Awards granted(1)	625,527	720,980	110,257
Awards canceled/forfeited	(97,555)	(99,105)	(68,777)
Awards vested(2)	(253,220)	—	—
Outstanding at June 30, 2025	792,800	719,407	567,963

(1) Weighted average grant date fair value per share / unit	$5.86	$5.38	$1.21
(2) Represents restricted stock and PSUs vested during the period. During the six months ended June 30, 2025, 212,249 stock options vested. As of June 30, 2025, there were a total of 518,444 stock options exercisable.

A summary of the Company’s activity under the Plan for the restricted stock awards, PSUs and stock options for the six months ended June 30, 2024 is presented below:

	Restricted Stock Awards	Performance Stock Units	Stock Options
Outstanding at December 31, 2023	295,990	26,574	392,108
Awards granted(1)	383,430	70,958	134,375
Awards vested(2)	(139,790)	—	—
Outstanding at June 30, 2024	539,630	97,532	526,483
(1) Weighted average grant date fair value per share / unit	$6.07	$8.64	$1.38
(2) Represents restricted stock and PSUs vested during the period. During the six months ended June 30, 2024, 175,493 stock options vested. As of June 30, 2024, there were a total of 306,195 stock options exercisable.

7.    Income Taxes
The Company is a C corporation and subject to U.S. federal, state, and local income taxes. The Company records income taxes through the use of an estimated annual effective tax rate and specific events that are discretely recognized as they occur. For the three and six months ended June 30, 2025, the Company recorded income tax expense of $7.8 million and $10.7 million, respectively. For the three and six months ended June 30, 2024, the Company recorded income tax expense of $1.7 million and $6.5 million, respectively.
At the end of each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The Company’s effective income tax rate was 23.7% and 23.4% for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, the Company’s effective income tax rate was 24.8% and 23.4%, respectively. The effective tax rate differs from the enacted statutory rate of 21% primarily due to the impact of certain discrete items and state income taxes.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of June 30, 2025 and December 31, 2024, the Company had no unrecognized tax benefits and did not recognize any interest or penalties during those respective periods related to unrecognized tax benefits.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law. The OBBBA includes, among other things, a permanent extension of 100% bonus depreciation for certain capital expenditures and modifications to the interest expense limitation under Section 163(j). In accordance with ASC Topic 740, Income Taxes, the effects of the tax law are recognized in the period of enactment and therefore not reflected in the Company’s unaudited condensed

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
consolidated financial statements for the three and six months ended June 30, 2025. The Company is evaluating the potential tax impacts of the OBBBA on the consolidated financial statements.
8.    Debt
The carrying value of the Company’s total debt was $275.0 million and $205.0 million at June 30, 2025 and December 31, 2024, respectively.
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
On April 29, 2025, the Company and its lenders entered into the Fifth Amendment to Credit Agreement, which amended the Credit Agreement to, among other things, (a) increase the borrowing base from $325.0 million to $375.0 million, and (b) increase the aggregate elected commitments from $325.0 million to $375.0 million.
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
At June 30, 2025, the Company had outstanding borrowings of $275.0 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $99.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company’s and its restricted subsidiaries’ assets.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
At June 30, 2025, the Company was in compliance with all covenants required by the Credit Agreement.
9.    Equity
Common Stock Dividends - The Company paid dividends of $14.4 million, or $0.11 per share, and $28.8 million, or $0.22 per share during the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, the Company paid dividends of $14.4 million, or $0.11 per share, and $28.7 million, or $0.22 per share, respectively. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
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
For the three and six months ended June 30, 2025, service fees for the Company under the MSA were approximately $2.5 million and $5.0 million, respectively, and are included in general and administrative expenses within the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2024, service fees for the Company under the MSA of $2.5 million and $5.0 million, respectively, were consistent with the same periods of 2025.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Company’s diluted earnings (loss) per share attributable to common stockholders is computed as (i) basic earnings (loss) attributable to common stockholders, (ii) plus reallocation of participating earnings (iii) divided by weighted average diluted common shares outstanding.
The following table presents the basic and diluted earnings per share computations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$25,081	$5,101	$34,893	$21,327
Participating basic earnings (a)	(126)	(59)	(156)	(94)
Basic earnings attributable to common stockholders	24,955	5,042	34,737	21,233
Reallocation of participating earnings	—	—	—	—
Diluted earnings attributable to common stockholders	$24,955	$5,042	$34,737	$21,233

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	130,469	130,204	130,403	130,170
Dilutive performance stock units	119	32	90	26
Dilutive stock options	—	15	3	11
Weighted average common shares outstanding – diluted	130,588	130,251	130,496	130,207

Net income per common share:
Basic	$0.19	$0.04	$0.27	$0.16
Diluted	$0.19	$0.04	$0.27	$0.16
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of antidilutive common shares:
Antidilutive performance stock units	250,566	98,406	134,411	56,555
Antidilutive stock options	621,624	511,706	584,765	474,389
Total antidilutive common shares	872,190	610,112	719,176	530,944
13.    Subsequent Events
The Company’s Board of Directors declared a regular quarterly cash dividend of $0.11 for the third quarter of 2025. The dividend will be paid on September 15, 2025 to stockholders of record as of August 29, 2025.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
14.    Supplementary Data
Capitalized Costs

(in thousands)	June 30, 2025	December 31, 2024
Oil and natural gas properties:
Proved	$1,659,865	$1,484,968
Unproved	73,816	55,053
Less: accumulated depletion	(744,463)	(643,051)
Net capitalized costs for oil and natural gas properties	$989,218	$896,970

Costs Incurred for Oil and Natural Gas Producing Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Property acquisition costs:
Proved	$—	$1,677	$13,341	$2,824
Unproved	10,069	17,115	31,090	18,596
Development costs	77,185	66,951	148,587	129,590
Total costs incurred for oil and natural gas properties	$87,254	$85,743	$193,018	$151,010

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
Our oil price differential to the NYMEX benchmark price during the three months ended June 30, 2025 and 2024 was a discount of $(3.16) per barrel and $(3.97) per barrel, respectively. For the six months ended June 30, 2025 and 2024, our oil price differential to the NYMEX benchmark price was a discount of $(3.01) per barrel and $(1.68) per barrel, respectively.
Our natural gas price differential to the average NYMEX price during the three months ended June 30, 2025 and 2024 was a discount of $(0.87) per Mcf and $(0.09) per Mcf, respectively. For the six months ended June 30, 2025 and 2024, our natural gas price differential to the average NYMEX price was a discount of $(0.55) per Mcf and $(0.20) per Mcf, respectively.
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
Prices for various quantities of oil and natural gas that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX spot prices for oil and natural gas for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average NYMEX Prices(1)
Oil (per Bbl)	$64.57	$81.81	$68.12	$79.69
Natural gas (per Mcf)	$3.19	$2.07	$3.66	$2.11
(1)Based on average NYMEX spot prices.
For the three months ended June 30, 2025, the average NYMEX oil pricing was $64.57 per barrel of oil, or 21% lower than the average NYMEX price per barrel for the three months ended June 30, 2024. Our settled derivatives increased our realized oil price per barrel by $0.49 for the three months ended June 30, 2025 and decreased our realized oil price per barrel by $0.38 for the three months ended June 30, 2024. For the three months ended June 30, 2025, our average realized oil price per barrel after reflecting settled derivatives was $61.90 compared to $77.46 for the three months ended June 30, 2024. For the six months ended June 30, 2025, the average NYMEX oil pricing was $68.12 per barrel of oil, or 15% lower than the average NYMEX price per barrel for the six months ended June 30, 2024. Our settled derivatives increased our realized oil price per barrel by $0.23 for the six months ended June 30, 2025 and decreased our realized oil price per barrel by $0.14 for the six months ended June 30, 2024. For the six months ended June 30, 2025, our average realized oil price per barrel after reflecting settled derivatives was $65.34 compared to $77.87 for the six months ended June 30, 2024.
For the three months ended June 30, 2025, the average NYMEX natural gas pricing was $3.19 per Mcf, or 54% higher than the average NYMEX price per Mcf for the three months ended June 30, 2024. Our settled derivatives increased our realized natural gas price per Mcf by $0.03 for the three months ended June 30, 2025 and increased our realized natural gas price per Mcf by $0.65 for the three months ended June 30, 2024. For the three months ended June 30, 2025, our average realized natural gas price per Mcf after reflecting settled derivatives was $2.35 compared to $2.63 for the three months ended June 30, 2024. For the six months ended June 30, 2025, the average NYMEX natural gas pricing was $3.66 per Mcf, or 73% higher than the average NYMEX price per Mcf for the six months ended June 30, 2024. Our settled derivatives increased our realized natural gas price per Mcf by $0.01 for the six months ended June 30, 2025 and increased our realized natural gas price per Mcf by $0.50 for the six months ended June 30, 2024. For the six months ended June 30, 2025, our average realized natural gas price per Mcf after reflecting settled derivatives was $3.12 compared to $2.41 for the six months ended June 30, 2024.

Results of Operations
The following table sets forth summary production and operating data for the periods indicated. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Sales (in thousands):
Oil sales	$89,462	$77,493	$181,309	$153,259
Natural gas and related product sales	19,757	13,159	50,841	26,389
Total revenues	$109,219	$90,652	$232,150	$179,648

Net Production:
Oil (MBbl)	1,457	996	2,784	1,965
Natural gas (MMcf)	8,500	6,643	16,326	13,845
Total (MBoe)(1)	2,874	2,103	5,505	4,273
Average Daily Production:
Oil (Bbl)	16,009	10,940	15,384	10,795
Natural gas (Mcf)	93,404	72,997	90,200	76,074
Total (Boe)(1)	31,576	23,106	30,417	23,474

Average Sales Prices:
Oil (per Bbl)	$61.41	$77.84	$65.11	$78.01
Effect of gain (loss) on settled oil derivatives on average price (per Bbl)	0.49	(0.38)	0.23	(0.14)
Oil net of settled oil derivatives (per Bbl)(2)	$61.90	$77.46	$65.34	$77.87

Natural gas sales (per Mcf)	$2.32	$1.98	$3.11	$1.91
Effect of gain on settled natural gas derivatives on average price (per Mcf)	0.03	0.65	0.01	0.50
Natural gas sales net of settled natural gas derivatives (per Mcf)(2)	$2.35	$2.63	$3.12	$2.41

Realized price on a Boe basis excluding settled commodity derivatives	$38.01	$43.12	$42.17	$42.05
Effect of gain on settled commodity derivatives on average price (per Boe)	0.34	1.88	0.16	1.56
Realized price on a Boe basis including settled commodity derivatives(2)	$38.35	$45.00	$42.33	$43.61

Operating Expenses (in thousands):
Lease operating expenses	$20,118	$13,669	$36,358	$29,148
Production and ad valorem taxes	6,437	6,881	14,805	12,630
Depletion and accretion expense	53,412	41,592	101,857	82,533
General and administrative	8,517	6,623	15,980	13,115
Costs and Expenses (per Boe):
Lease operating expenses	$7.00	$6.50	$6.60	$6.82
Production and ad valorem taxes	$2.24	$3.27	$2.69	$2.96
Depletion and accretion	$18.59	$19.78	$18.50	$19.32
General and administrative	$2.96	$3.15	$2.90	$3.07
Net Producing Wells at Period-End:	227.42	191.94	227.42	191.94
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

Oil, Natural Gas and Related Product Sales
Our revenues vary from year to year primarily due to changes in realized commodity prices and production volumes. Our oil and natural gas sales for the three months ended June 30, 2025 increased 20% from the same period in 2024. Oil revenues for the three months ended June 30, 2025 increased by 15% compared to the same period in 2024, driven by a 46% increase in production, partially offset by a 21% decrease in realized prices, excluding the effect of settled commodity derivatives. Natural gas revenues increased by 50% for the three months ended June 30, 2025 compared to 2024, driven by a 17% increase in realized natural gas prices, excluding the effect of settled commodity derivatives, and a 28% increase in production.
Our oil and natural gas sales for the six months ended June 30, 2025 increased 29% from the same period in 2024. Oil revenues for the first half of 2025 increased by 18% compared to the same period in 2024, driven by a 42% increase in production, partially offset by a 17% decrease in realized prices, excluding the effect of settled commodity derivatives. Natural gas revenues increased by 93% for the first half of 2025 compared to 2024 as a result of a 63% increase in realized natural gas prices, excluding the effect of settled commodity derivatives, and an 18% increase in production.
Production from oil and gas properties increased as a result of drilling success and the acquisition of additional net revenue interests. The number of wells we participated in increased from 191.94 net wells on June 30, 2024 to 227.42 net wells on June 30, 2025.
Lease Operating Expenses
Lease operating expenses were $20.1 million ($7.00 per Boe) for the three months ended June 30, 2025, an increase of 47% from $13.7 million ($6.50 per Boe) during the same period in 2024. The increase was primarily due to an increase in well count due to acquisitions and additional wells successfully drilled and completed, resulting in an increase in saltwater disposal costs of $1.9 million, or 58%, and an overall increase in service costs.
Lease operating expenses were $36.4 million ($6.60 per Boe) for the six months ended June 30, 2025, an increase of 25% from $29.1 million ($6.82 per Boe) during the same period in 2024. The increase was primarily due to an increase in production as a result of increased well count, resulting in increased saltwater disposal costs, facilities costs and an overall increase in cost of services.
Production and Ad Valorem Taxes
We generally pay production taxes based on realized oil and natural gas sales. Production taxes were $5.3 million ($1.86 per Boe) for the three months ended June 30, 2025 compared to $5.4 million ($2.59 per Boe) during the same period in 2024. As a percentage of oil and natural gas sales, our production taxes were 5% and 6% during the three months ended June 30, 2025 and 2024, respectively.
Production taxes were $11.9 million ($2.16 per Boe) for the six months ended June 30, 2025 compared to $9.7 million ($2.28 per Boe) during the same period in 2024. As a percentage of oil and natural gas sales, our production taxes were 5% during both the six months ended June 30, 2025 and 2024.
Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.
Ad valorem taxes were $1.1 million and $2.9 million for the three and six months ended June 30, 2025, respectively, compared to $1.4 million and $2.9 million during the same periods in 2024.
Depletion and Accretion
Depletion and accretion was $53.4 million ($18.59 per Boe) for the three months ended June 30, 2025, an increase of 28% from $41.6 million ($19.78 per Boe) during the same period in 2024. The increase in depletion and accretion expense was primarily due to the increase in depletion expense resulting from the increase in production.

Depletion and accretion was $101.9 million ($18.50 per Boe) for the six months ended June 30, 2025, an increase of 23% from $82.5 million ($19.32 per Boe) during the same period in 2024. The increase in depletion and accretion expense was primarily due to the increase in production.
Impairment of Unproved Properties
No impairment of unproved properties was recorded for the three months ended June 30, 2025 and 2024. In the first quarter of 2024, we recognized impairment expense of $0.7 million on unproved properties in the Permian Basin as the operator of those properties no longer intends to drill certain locations. During the six months ended June 30, 2025 no impairment of unproved properties was recorded.
General and Administrative
The following table provides components of our general and administrative expenses for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
General and administrative expenses	$8,122	$6,040	$14,932	$12,020
Non-cash stock-based compensation	395	583	1,048	1,095
Total general and administrative expenses	$8,517	$6,623	$15,980	$13,115
Total general and administrative expenses were $8.5 million ($2.96 per Boe) for the three months ended June 30, 2025, an increase of 29% from $6.6 million ($3.15 per Boe) during the same period in 2024. The increase was primarily due to severance expense incurred during the period as a result of a management transition as well as expenses related to capital market activities.
Total general and administrative expenses were $16.0 million ($2.90 per Boe) for the six months ended June 30, 2025, an increase of 22% from $13.1 million ($3.07 per Boe) during the same period in 2024. The increase was primarily due to severance expense incurred during the period as a result of a management transition as well as expenses related to capital market activities.
Gain/(Loss) on Derivatives – Commodity Derivatives
The following table sets forth the gain (loss) on derivatives for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$708	$(376)	$642	$(279)
Natural gas derivatives	263	4,327	216	6,938
Total net cash receipts from (payments on) commodity derivatives	$971	$3,951	$858	$6,659
Unrealized gain (loss) on commodity derivatives
Oil derivatives	$9,519	$1,094	$10,873	$(6,281)
Natural gas derivatives	13,435	(5,830)	(2,663)	(4,324)
Total unrealized gain (loss) on commodity derivatives	$22,954	$(4,736)	$8,210	$(10,605)
Total gain (loss) on derivatives - commodity derivatives	$23,925	$(785)	$9,068	$(3,946)
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

Interest Expense
Interest expense was $5.9 million for the three months ended June 30, 2025 compared to $5.8 million for the three months ended June 30, 2024. The increase in interest expense during the three months ended June 30, 2025 as compared to 2024 was primarily due to a higher average outstanding balance on the revolving credit facility, partially offset by a decrease in interest rates during 2025.
Interest expense was $10.9 million for the six months ended June 30, 2025 compared to $9.0 million for the six months ended June 30, 2024. The increase in interest expense during the six months ended June 30, 2025 as compared to 2024 was primarily due to a higher average outstanding balance on the revolving credit facility during 2025.
Loss on Equity Investments
We recorded a loss on equity investments of $5.8 million for the three months ended June 30, 2025. During the second quarter of 2025, the Company divested 342,636 shares of Vital Energy’s common stock and realized a loss on sale of $10.5 million. This was partially offset by an unrealized gain of $4.7 million from the change in fair value of the common stock of Vital Energy during the period. We recorded an unrealized loss of $8.8 million for the three months ended June 30, 2024 from the change in fair value of the common and preferred stock of Vital Energy.
We recorded a loss on equity investments of $15.8 million for the six months ended June 30, 2025. The loss is a result of a $10.5 million realized loss on sale of Vital Energy’s common stock and an unrealized loss of $5.2 million from the change in fair value of the common stock of Vital Energy. We recorded an unrealized loss of $1.0 million for the six months ended June 30, 2024 from the change in fair value of the common and preferred stock of Vital Energy.
Income Tax Expense
We recorded income tax expense of $7.8 million and $10.7 million for the three and six months ended June 30, 2025 compared to $1.7 million and $6.5 million for the three and six months ended June 30, 2024.The effective income tax rate differs from the statutory rate primarily due to the impact of certain discrete items and state income taxes.
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
As of June 30, 2025, we had $275.0 million of debt outstanding under our Credit Agreement. We had $103.4 million of liquidity as of June 30, 2025, consisting of $99.7 million of committed borrowing availability under the Credit Agreement and $3.7 million of cash on hand.
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

Common Stock Dividends
We paid dividends of $14.4 million, or $0.11 per share, and $28.8 million, or $0.22 per share during the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, the Company paid dividends of $14.4 million, or $0.11 per share, and $28.7 million, or $0.22 per share, respectively.
Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
Cash Flows
The following table summarizes our changes in cash and restricted cash for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$154,134	$132,842
Net cash used in investing activities	(200,533)	(152,579)
Net cash provided by financing activities	40,723	22,849
Net change in cash and restricted cash	$(5,676)	$3,112
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
The $21.3 million increase in operating cash flows during the six months ended June 30, 2025 as compared to the same period in 2024 was primarily due to the increase in oil and natural gas sales during the six months ended June 30, 2025 as compared to the same period in 2024.
Our net cash provided by operating activities included a reduction of $2.0 million and a benefit of $6.4 million for the six months ended June 30, 2025 and 2024, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.
Cash Flows from Investing Activities
For the six months ended June 30, 2025, our net cash used in investing activities was $200.5 million, which consisted primarily of $164.5 million of capital expenditures for development of oil and natural gas properties and $44.9 million of acquisitions of oil and natural gas properties.
For the six months ended June 30, 2024, our net cash used in investing activities was $152.6 million, which consisted primarily of $135.9 million of capital expenditures for development of oil and natural gas properties and $20.9 million of acquisitions of oil and natural gas properties.
Cash Flows from Financing Activities
For the six months ended June 30, 2025, our net cash provided by financing activities was $40.7 million, primarily due to $70.0 million of net borrowings under our Credit Agreement, partially offset $28.8 million of dividends paid on our common stock.
For the six months ended June 30, 2024, our net cash provided by financing activities was $22.8 million, primarily due to $55.0 million of borrowings under our Credit Agreement, partially offset by $28.7 million of dividends paid on our common stock and $0.4 million of common stock repurchases.

Granite Ridge Credit Agreement
At June 30, 2025, the Company had outstanding borrowings of $275.0 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $99.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company’s and its restricted subsidiaries’ assets.
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
On April 29, 2025, the Company and its lenders entered into the Fifth Amendment to Credit Agreement, which amended the Credit Agreement to, among other things, (a) increase the borrowing base from $325.0 million to $375.0 million, and (b) increase the aggregate elected commitments from $325.0 million to $375.0 million.
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
As of June 30, 2025, we were in compliance with all covenants required by the Credit Agreement.
Known Contractual and Other Obligations; Planned Capital Expenditures
Contractual and Other Obligations
Our contractual obligations include long-term debt, cash interest expense on debt, derivative liabilities, asset retirement obligations and an annual service fee to the Manager. Since December 31, 2024, there have been no material changes in our contractual obligations, other than the $70.0 million increase in long-term debt due to borrowings under the Credit Agreement.
Planned Capital Expenditures
For 2025, we are budgeting for approximately $400 million to $420 million in total planned capital expenditures, including approximately $120 million of acquisitions of oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions, during the three months ended June 30, 2025 and 2024 totaled $77.2 million and $67.0 million, respectively, and $148.6 million and $129.6 million during the six months ended June 30, 2025 and 2024, respectively. Our capital expenditures for the six months ended June 30, 2025 were primarily funded with cash flows from operations and borrowings under the Credit Agreement. We expect to fund planned capital expenditures with cash generated from operations and, if required, borrowings under our Credit Agreement.
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
Acquisitions
The following table reflects our expenditures for acquisitions of proved and unproved properties for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Property acquisition costs:
Proved	$—	$1,677	$13,341	$2,824
Unproved	10,069	17,115	31,090	18,596
Total property acquisition costs	$10,069	$18,792	$44,431	$21,420
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
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2025. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our 2024 Form 10-K.
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
We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. For the six months ended June 30, 2025, a 10% increase in average commodity prices would have decreased the fair value of commodity derivatives by $21.4 million. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
We generally use derivatives to economically hedge a portion of our anticipated future production. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under our Credit Agreement.
Interest Rate Risk
At June 30, 2025, our exposure to interest rate changes related primarily to the borrowings under the Credit Agreement. The interest we pay on these borrowings is set periodically based upon market rates. We had total indebtedness of $275.0 million outstanding under our Credit Agreement at June 30, 2025. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $2.8 million.

We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at June 30, 2025.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
As of June 30, 2025, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective at a level of reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company was not a party to any material legal proceedings during the three months ended June 30, 2025. In the future, the Company may be subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes in our risk factors from those described in our 2024 Form 10-K.
U.S. and foreign trade policies, including the assessment of tariffs and other impositions on imported goods, may have a material adverse impact on our business.
There is currently significant uncertainty about the future relationship between the United States and various other countries, including changes arising as a result of the new presidential administration, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. For example, on April 2, 2025, the U.S. government announced a 10% universal tariff on product imports that, as of the date of this Report, continues to apply to countries with which the U.S. has a trade surplus. Since then, the U.S. government has imposed new trade tariffs, increased existing tariffs, and abruptly paused or reversed trade policies. Such tariffs could cause inflation, slow economic growth, intensify trade disputes and have placed downward pressure on oil prices. In addition, tariffs have the potential to significantly increase our operating and capital costs. If we were unable to mitigate the impacts of any such increased costs, our business and our results of operations could be adversely affected.
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
10.1*
Fifth Amendment to Credit Agreement, dated as of April 29, 2025, by and among Granite Ridge Resources, Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto.

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

GRANITE RIDGE RESOURCES, INC.

August 7, 2025	By:	/s/ TYLER S. FARQUHARSON
		Name:	Tyler S. Farquharson
		Title:	President and Chief Executive Officer

August 7, 2025	By:	/s/ KIMBERLY A. WEIMER
		Name:	Kimberly A. Weimer
		Title:	Interim Chief Financial Officer and Chief Accounting Officer