Form 10-Q
period 2025-09-30
Granite Ridge Resources, Inc.
filed 2025-11-07
CIK 1928446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2025, there were 131,251,278 shares of our common stock, par value $0.0001, outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(in thousands, except par value and share data)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$11,832	$9,419
Revenue receivable	74,669	69,692
Advances to operators	2,786	19,959
Prepaid and other current assets	1,131	3,831
Derivative assets - commodity derivatives	6,809	537
Equity investments	11,574	31,783
Total current assets	108,801	135,221
Property and equipment:
Oil and gas properties, successful efforts method	1,815,027	1,540,021
Accumulated depletion	(800,177)	(643,051)
Total property and equipment, net	1,014,850	896,970
Long-term assets:
Derivative assets - commodity derivatives	1,373	—
Other long-term assets	3,516	4,288
Total long-term assets	4,889	4,288
Total assets	$1,128,540	$1,036,479
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$75,413	$99,440
Derivative liabilities - commodity derivatives	426	1,822
Other liabilities	1,124	546
Total current liabilities	76,963	101,808
Long-term liabilities:
Long-term debt	300,000	205,000
Derivative liabilities - commodity derivatives	1,055	3,679
Asset retirement obligations	11,511	10,693
Deferred tax liability	95,119	79,946
Total long-term liabilities	407,685	299,318
Total liabilities	484,648	401,126
Stockholders' Equity:
Common stock, $0.0001 par value, 431,000,000 shares authorized, 136,937,989 and 136,417,677 issued at September 30, 2025 and December 31, 2024, respectively	14	14
Additional paid-in capital	657,859	655,472
Retained earnings	22,215	16,047
Treasury stock, at cost, 5,686,711 and 5,683,921 shares at September 30, 2025 and December 31, 2024, respectively	(36,196)	(36,180)
Total stockholders' equity	643,892	635,353
Total liabilities and stockholders' equity	$1,128,540	$1,036,479
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenues:
Oil and natural gas sales	$112,671	$94,075	$344,821	$273,723
Operating costs and expenses:
Lease operating expenses	23,596	13,026	59,954	42,174
Production and ad valorem taxes	6,551	6,345	21,356	18,975
Depletion and accretion expense	55,947	44,149	157,804	126,682
Impairments of unproved properties	—	—	—	732
General and administrative	6,988	5,590	22,968	18,705
Other, net	—	283	(120)	283
Total operating costs and expenses	93,082	69,393	261,962	207,551
Net operating income	19,589	24,682	82,859	66,172
Other income (expense):
Gain on derivatives - commodity derivatives	5,224	11,841	14,292	7,895
Interest expense, net	(6,069)	(4,820)	(16,998)	(13,797)
Gain (loss) on equity investments	548	(18,320)	(15,218)	(19,315)
Other income (loss)	—	1	(93)	271
Total other income (expense)	(297)	(11,298)	(18,017)	(24,946)
Income before income taxes	19,292	13,384	64,842	41,226
Income tax expense	4,769	4,330	15,426	10,845
Net income	$14,523	$9,054	$49,416	$30,381

Net income per share:
Basic	$0.11	$0.07	$0.38	$0.23
Diluted	$0.11	$0.07	$0.38	$0.23
Weighted-average number of shares outstanding:
Basic	130,472	130,204	130,426	130,182
Diluted	130,506	130,242	130,500	130,219
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Unaudited

Three and Nine Months Ended September 30, 2025
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of January 1, 2025	136,418	$14	$655,472	$16,047	(5,684)	$(36,180)	$635,353
Grants of restricted stock	413	—	—	—	—	—	—
Forfeitures of restricted stock	(7)	—	—	—	—	—	—
Stock-based compensation	—	—	653	—	—	—	653
Purchase of treasury stock	—	—	—	—	(3)	(16)	(16)
Common stock dividend declared ($0.11 per share)	—	—	—	(14,389)	—	—	(14,389)
Net income	—	—	—	9,812	—	—	9,812
As of March 31, 2025	136,824	$14	$656,125	$11,470	(5,687)	$(36,196)	$631,413
Grants of restricted stock	218	—	—	—	—	—	—
Forfeitures of restricted stock	(90)	—	—	—	—	—	—
Stock-based compensation	—	—	395	—	—	—	395
Common stock dividend declared ($0.11 per share)	—	—	—	(14,423)	—	—	(14,423)
Net income	—	—	—	25,081	—	—	25,081
As of June 30, 2025	136,952	$14	$656,520	$22,128	(5,687)	$(36,196)	$642,466
Grants of restricted stock	3	—	—	—	—	—	—
Forfeitures of restricted stock	(17)	—	—	—	—	—	—
Stock-based compensation	—	—	1,339	—	—	—	1,339
Common stock dividend declared ($0.11 per share)	—	—	—	(14,436)	—	—	(14,436)
Net income	—	—	—	14,523	—	—	14,523
As of September 30, 2025	136,938	$14	$657,859	$22,215	(5,687)	$(36,196)	$643,892

Three and Nine Months Ended September 30, 2024
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of January 1, 2024	136,041	$14	$653,174	$54,782	(5,678)	$(36,325)	$671,645
Grants of restricted stock	383	—	—	—	—	—	—
Stock-based compensation	—	—	512	—	—	—	512
Purchase of treasury stock	—	—	—	—	(2)	(17)	(17)
Common stock dividend declared ($0.11 per share)	—	—	—	(14,349)	—	—	(14,349)
Net income	—	—	—	16,227	—	—	16,227
As of March 31, 2024	136,424	$14	$653,686	$56,660	(5,680)	$(36,342)	$674,018
Stock-based compensation	—	—	583	—	—	—	583
Common stock dividend declared ($0.11 per share)	—	—	—	(14,381)	—	—	(14,381)
Net income	—	—	—	5,101	—	—	5,101
As of June 30, 2024	136,424	$14	$654,269	$47,380	(5,680)	$(36,342)	$665,321
Stock-based compensation	—	—	588	—	—	—	588
Common stock dividend declared ($0.11 per share)	—	—	—	(14,383)	—	—	(14,383)
Net income	—	—	—	9,054	—	—	9,054
As of September 30, 2024	136,424	$14	$654,857	$42,051	(5,680)	$(36,342)	$660,580
The accompanying notes are an integral part to these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(in thousands)	2025	2024
Operating activities:
Net income	$49,416	$30,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and accretion expense	157,804	126,682
Impairments of unproved properties	—	732
Unrealized (gain) loss on derivatives - commodity derivatives	(11,666)	4,494
Stock-based compensation	2,387	1,683
Amortization of deferred financing costs	1,222	3,162
Loss on equity investments	15,218	19,415
Deferred income taxes	15,173	10,733
Other	(266)	(145)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Revenue receivable	(4,978)	14,429
Other receivable	317	(18)
Accounts payable and accrued liabilities	5,797	(3,240)
Prepaid and other current assets	1,497	(859)
Other liabilities	(7)	87
Net cash provided by operating activities	231,914	207,536
Investing activities:
Capital expenditures for oil and natural gas properties	(233,135)	(193,376)
Acquisition of oil and natural gas properties	(57,048)	(51,994)
Proceeds from sale of equity investments	4,991	3,362
Proceeds from sale of oil and natural gas properties	175	3,064
Refund of advances to operators	4,230	5,314
Net cash used in investing activities	(280,787)	(233,630)
Financing activities:
Proceeds from borrowing on credit facilities	135,000	85,000
Repayments of borrowing on credit facilities	(40,000)	—
Deferred financing costs	(450)	(3,004)
Purchase of treasury shares	(16)	(418)
Payment of dividends	(43,248)	(43,112)
Net cash provided by financing activities	51,286	38,466
Net change in cash and restricted cash	2,413	12,372
Cash and restricted cash at beginning of period	9,419	10,730
Cash and restricted cash at end of period	$11,832	$23,102
Supplemental disclosure of non-cash investing activities:
Change in accrued capital expenditures included in accounts payable and accrued liabilities	$(13,575)	$40,003
Advances to operators applied to development of oil and natural gas properties	$115,868	$80,320
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
Capitalized leasehold costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized drilling and development costs and integrated assets is based on the unit-of-production method using proved developed reserves. The Company recognized depletion expense of $55.7 million and $43.9 million for the three months ended September 30, 2025 and 2024, respectively, and $157.1 million and $126.1 million for the nine months ended September 30, 2025 and 2024, respectively.
The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable; for instance, when there are declines in commodity prices or well performance. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair market value is recognized at that time. The fair value of impaired assets is determined using the market or income valuation approach. The income approach is calculated using a discounted cash flow model. Discounted future cash flows use a discount rate similar to that used by market participants, or comparable market value if available. Estimating future cash flows involves the use of judgments, including estimation of the proved and risk-adjusted unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. No proved property impairment was recorded for the three or nine months ended September 30, 2025 or 2024.
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. During the first quarter of 2024, we recognized impairment expense of $0.7 million on unproved properties in the Permian Basin as the operator of those properties no longer intends to drill certain locations. No unproved property impairment was recorded for the three and nine months ended September 30, 2025.
Equity Investments
In December 2023, the Company completed the sale of certain of its Permian Basin assets to Vital Energy, Inc. ("Vital Energy") for consideration of 561,752 shares of Vital Energy's common stock and 541,155 shares of Vital Energy's 2.0% cumulative mandatorily convertible preferred securities. On June 4, 2024, the 2.0% cumulative mandatorily convertible preferred securities were converted into the equivalent number of shares of Vital Energy’s common stock. During the second quarter of 2025, the Company divested 342,636 shares of Vital Energy’s common stock and realized a loss on sale of $10.5 million, which is included in gain (loss) on equity investments within the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2025. During the three months ended September 30, 2024 the Company divested 75,000 shares of Vital Energy’s common stock and realized a gain on sale of $0.1 million included in gain (loss) on equity investments within the Company’s condensed consolidated statements of operations. As of September 30, 2025, the Company held 685,271 shares of Vital Energy’s common stock.
The Company follows the guidance in ASC 321, Investments - Equity Securities ("ASC 321") for its investment in the common and preferred stock of Vital Energy. ASC 321 requires equity investments with readily determinable fair values to be measured at fair value, with unrealized holding gains and losses recorded as a gain or loss in the condensed consolidated statements of operations. For the preferred stock that did not have a readily determinable fair value, the Company did not elect the measurement alternative in ASC 321 and instead accounted for the preferred stock at fair value with unrealized gains and losses recorded through net income for the periods until the preferred stock was converted into common stock. The Company recognized an unrealized gain of $0.5 million and unrealized loss of $4.7 million for the three and nine months ended September 30, 2025, respectively, included in gain (loss) on equity investments within the Company’s condensed consolidated statements of operations that accounts for the change in fair value of the common stock. For the three and nine months ended September 30, 2024, the Company recognized an unrealized loss of $18.4 million and $19.4 million, respectively, that reflects the change in fair value of the common and preferred stock.

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
Disaggregated Oil and Natural Gas Revenues
The Company’s disaggregated revenue has two primary sources: oil sales and natural gas sales. Substantially all of the Company’s oil and natural gas sales come from six geographic areas in the United States: the Eagle Ford Basin (Texas), the Permian Basin (Texas/New Mexico), the Haynesville Basin (Texas/Louisiana), the Denver-Julesburg “DJ” Basin (Colorado), the Bakken Basin (Montana/North Dakota), and the Appalachian Basin (Ohio). The following tables present

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
the disaggregation of the Company’s oil and natural gas revenues by basin for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Oil	$91,960	$85,503	$273,269	$238,761
Natural gas	20,711	8,572	71,552	34,962
Total	$112,671	$94,075	$344,821	$273,723

Permian	$85,554	$62,004	$242,547	$168,178
Eagle Ford	7,368	13,419	26,250	42,946
Bakken	6,366	9,940	23,365	31,288
Haynesville	4,524	3,229	14,315	12,176
DJ	7,513	5,483	25,406	19,135
Appalachian	1,346	—	12,938	—
Total	$112,671	$94,075	$344,821	$273,723
Recently Issued and Applicable Accounting Pronouncements (Issued and Not Yet Adopted)
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 was effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the effect that ASU 2023-09 will have on its disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires enhanced disclosure about specific types of expenses included in the expense captions presented on the face of the consolidated statement of operations as well as disclosures about selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the effect that ASU 2024-03 will have on its disclosures.
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
Volume of Derivative Activities
The following table sets forth the Company’s outstanding commodity derivative contracts as of September 30, 2025.

	Q4 2025	2026
Collar (oil)
Volume (Bbl)	698,000	2,104,980
Weighted-average floor price ($/Bbl)	$60.00	$60.00
Weighted-average ceiling price ($/Bbl)	$77.13	$70.44
Collar (natural gas)
Volume (Mcf)	3,820,615	10,506,446
Weighted-average floor price ($/Mcf)	$3.43	$3.48
Weighted-average ceiling price ($/Mcf)	$4.23	$4.25
Swaps (natural gas)
Volume (Mcf)	831,350	4,351,400
Weighted-average price ($/Mcf)	$3.67	$3.68
The following table summarizes the amounts reported as gain (loss) on derivatives - commodity derivatives in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net cash receipts from commodity derivatives
Oil derivatives	$31	$637	$673	$358
Natural gas derivatives	1,737	5,092	1,953	12,031
Total net cash receipts from commodity derivatives	$1,768	$5,729	$2,626	$12,389
Unrealized gain (loss) on commodity derivatives
Oil derivatives	$(2,876)	$7,786	$7,997	$1,505
Natural gas derivatives	6,332	(1,674)	3,669	(5,999)
Total unrealized gain (loss) on commodity derivatives	$3,456	$6,112	$11,666	$(4,494)
Total gain on derivatives - commodity derivatives	$5,224	$11,841	$14,292	$7,895
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments - commodity derivatives	$8,182	$8,182	$537	$537
Equity investments	$11,574	$11,574	$31,783	$31,783

Liabilities:
Revolving credit facilities	$300,000	$300,000	$205,000	$205,000
Derivative instruments - commodity derivatives	$1,481	$1,481	$5,501	$5,501
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
On June 4, 2024, the 2.0% cumulative mandatorily convertible preferred securities of Vital Energy were converted into 541,155 shares of common stock of Vital Energy. Prior to this conversion, the common shares of Vital Energy owned by the Company were not entitled to vote and bore a restricted legend to that effect. As of September 30, 2025 and December 31, 2024, the Company held 685,271 and 1,027,907 shares, respectively, of Vital Energy’s common stock, for which the fair value is a Level 1 measurement.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The Company nets the fair value of commodity derivative instruments by counterparty in the Company’s condensed consolidated balance sheets.

	September 30, 2025
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Equity investments	$11,574	$—	$—	$11,574	$—	$11,574

Assets (at fair value):
Commodity derivatives – current portion	$—	$8,001	$—	$8,001	$(1,192)	$6,809
Commodity derivatives – noncurrent portion	—	1,379	—	1,379	(6)	1,373
Liabilities (at fair value):
Commodity derivatives – current portion	—	(1,618)	—	(1,618)	1,192	(426)
Commodity derivatives – noncurrent portion	—	(1,061)	—	(1,061)	6	(1,055)
Net derivative instruments	$—	$6,701	$—	$6,701	$—	$6,701

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
5.    Acquisitions and Divestitures
Asset Acquisitions
During the nine months ended September 30, 2025 and 2024, the Company acquired various oil and natural gas properties. The following table presents the cumulative adjusted purchase price of transactions accounted for as asset acquisitions in accordance with ASC Topic 805, Business Combinations (“ASC 805”) by basin included in oil and gas properties on the Company’s condensed consolidated balance sheets:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Permian	$44,213	$43,922
Bakken	—	1,981
DJ	—	5,325
Appalachian	16,729	3,111
Total	$60,942	$54,339
In addition, during the nine months ended September 30, 2024, the Company recorded closing adjustments that reduced the acquisition price of business combinations completed during 2023 by $1.5 million.
During the nine months ended September 30, 2025 and 2024, the Company divested of certain proved and unproved properties for total proceeds of $0.2 million and $3.9 million, respectively. During the nine months ended September 30,

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
2025, proceeds from the divested unproved properties of $0.1 million resulted in a gain on sale, which is included in other, net in the condensed consolidated statements of operations.
6.    Stock Incentive Plan
The Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan (the “Plan”) provides the Company the ability to grant, among other award types, stock options, restricted stock awards, and performance stock units ("PSUs") to directors, officers, employees and consultants or advisors employed by or providing service to the Company.
During the nine months ended September 30, 2025 and 2024, the Company granted restricted stock awards, stock options, and PSUs. Stock-based compensation expense during the three and nine months ended September 30, 2025 was $1.3 million and $2.4 million, respectively. Stock-based compensation expense during the three and nine months ended September 30, 2024 was $0.6 million and $1.7 million, respectively.
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
During the second quarter of 2025, the Company granted 644,330 PSUs to certain of its officers under the Plan. These PSUs are eligible to vest, generally subject to continued employment, upon the satisfaction of certain stock price thresholds during the performance period, which ends on December 31, 2032. Each such PSU is earned based on whether the Company’s stock price achieves a target average stock price for any 20 consecutive trading days during the performance period. If the stock price thresholds are not met by the end of the performance period, the PSUs will be forfeited and no shares of common stock will be issued. Compensation expense for these awards is based on the grant date fair market value of the award, calculated using a Monte Carlo simulation, and such costs are recorded on a straight-line basis over the derived requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable. During the three months ended September 30, 2025, the Company did not grant any additional PSUs under the Plan.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Stock Awards - The Company may issue other awards to its employees and consultants under the Plan.
A summary of the Company’s activity under the Plan for the restricted stock awards, PSUs and stock options for the nine months ended September 30, 2025 is presented below:

	Restricted Stock Awards	Performance Stock Units	Stock Options
Outstanding at December 31, 2024	518,048	97,532	526,483
Awards granted	625,527	720,980	110,257
Awards canceled/forfeited	(114,708)	(99,105)	(68,777)
Awards vested(1)	(253,220)	—	—
Options expired	—	—	(269,505)
Outstanding at September 30, 2025	775,647	719,407	298,458
Weighted average grant date fair value per share / unit	$5.86	$5.38	$1.21
(1) Represents restricted stock and PSUs vested during the period. During the nine months ended September 30, 2025, 212,249 stock options vested. As of September 30, 2025, there were a total of 248,939 stock options exercisable.

A summary of the Company’s activity under the Plan for the restricted stock awards, PSUs and stock options for the nine months ended September 30, 2024 is presented below:

	Restricted Stock Awards	Performance Stock Units	Stock Options
Outstanding at December 31, 2023	295,990	26,574	392,108
Awards granted	383,430	70,958	134,375
Awards vested(1)	(139,790)	—	—
Outstanding at September 30, 2024	539,630	97,532	526,483
Weighted average grant date fair value per share / unit	$6.07	$8.64	$1.38
(1) Represents restricted stock and PSUs vested during the period. During the nine months ended September 30, 2024, 175,493 stock options vested. As of September 30, 2024, there were a total of 306,195 stock options exercisable.

7.    Income Taxes
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law. The OBBBA includes, among other things, a permanent extension of 100% bonus depreciation for certain capital expenditures and modifications to the interest expense limitation under Section 163(j). In accordance with ASC Topic 740, Income Taxes, the effects of the tax law are recognized in the period of enactment and, as a result, the Company recognized the impacts of the OBBBA legislation in its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025. The effective income tax rates and the total income tax provision were not materially impacted by the enactment of the OBBBA for the three and nine months ended September 30, 2025.
The Company is a C corporation and subject to U.S. federal, state, and local income taxes. The Company records income taxes through the use of an estimated annual effective tax rate and specific events that are discretely recognized as they occur. For the three and nine months ended September 30, 2025, the Company recorded income tax expense of $4.8 million and $15.4 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded income tax expense of $4.3 million and $10.8 million, respectively.
At the end of each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The Company’s effective income tax rate was 24.7% and 23.8% for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, the Company’s effective income tax rate was 32.4% and 26.3%, respectively.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
The effective tax rate differs from the enacted statutory rate of 21% primarily due to the impact of certain discrete items and state income taxes.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of September 30, 2025 and December 31, 2024, the Company had no unrecognized tax benefits and did not recognize any interest or penalties during those respective periods related to unrecognized tax benefits.
8.    Debt
The carrying value of the Company’s total debt was $300.0 million and $205.0 million at September 30, 2025 and December 31, 2024, respectively.
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
On April 29, 2025, the Company and its lenders entered into the Fifth Amendment to Credit Agreement, which amended the Credit Agreement to, among other things, (i) increase the borrowing base from $325.0 million to $375.0 million, and (ii) increase the aggregate elected commitments from $325.0 million to $375.0 million.
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
At September 30, 2025, the Company had outstanding borrowings of $300.0 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $74.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company’s and its restricted subsidiaries’ assets.
Borrowings under the Credit Agreement may be base rate loans or secured overnight financing rate (“SOFR”) loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. SOFR loans bear interest at a rate per annum equal to SOFR plus an applicable margin ranging from 300 to 400 basis points, depending on the percentage of the borrowing base utilized, plus an additional 10 basis point credit spread adjustment. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the U.S. prime rate as published by the Wall Street Journal; (ii) the federal funds effective rate plus 50 basis points; (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points; and (iv) 100 basis points plus, in the case of any base rate loan, an applicable margin ranging from 200 to 300 basis points, depending on the percentage of the borrowing base utilized.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
(ii)a Current Ratio (as defined in the Credit Agreement), of not less than 1.00 to 1.00 as of the last day of each fiscal quarter.
At September 30, 2025, the Company was in compliance with all covenants required by the Credit Agreement.
On November 5, 2025, the Company and its lenders entered into the Sixth Amendment to Credit Agreement, which amended the Credit Agreement to, among other things, (i) reaffirm the borrowing base and aggregate elected commitment amounts at $375.0 million, (ii) permit the issuance of the 2029 Senior Notes (as defined below), (iii) extend the maturity date to the earliest to occur of (A) November 5, 2029 or (B) the date that is ninety-one days prior to the stated maturity date of the 2029 Senior Notes if any 2029 Senior Notes remain outstanding on such date, and (iv) adjust the interest payable on (A) SOFR loans to interest at a rate per annum equal to SOFR plus an applicable margin ranging from 275 to 375 basis points, depending on the percentage of the borrowing base utilized and (B) base rate loans to interest at a rate per annum equal to the greatest of: (a) the U.S. prime rate as published by the Wall Street Journal; (b) the federal funds effective rate plus 50 basis points; (c) the adjusted SOFR rate for a one-month interest period plus 100 basis points; and (d) 100 basis points, plus, in the case of any base rate loan, an applicable margin ranging from 175 to 275 basis points, depending on the percentage of the borrowing base utilized.
2029 Senior Notes
On November 5, 2025, the Company, as issuer, completed an issuance of $350.0 million aggregate principal amount of 8.875% senior unsecured notes at 96.0% of par with stated maturity on November 5, 2029 (the “2029 Senior Notes”) pursuant to a note purchase agreement (the “Note Purchase Agreement”). The Company used the net proceeds from issuance of the 2029 Senior Notes to repay certain amounts under the Credit Agreement and to pay related fees and expenses. The Note Purchase Agreement allows the ability for the Company to incur up to $100.0 million of incremental notes for purposes of acquisition financing, subject to, among other things, the willingness of holders to provide such incremental notes and a pro forma net leverage ratio not greater than 2.00 to 1.00.
Interest is due to be paid at the end of each quarter, commencing December 31, 2025. In addition, the Company will repay quarterly 2.5% of the original principal amount of the notes issued on the closing date beginning on September 30, 2026. If quarterly scheduled repayments are missed, the coupon increases to 11.875% and the Company is restricted from making any dividend payments until all delinquent scheduled repayments have been fulfilled. On or after May 5, 2027 and on or prior to May 5, 2028, the Company may, at its option, redeem, at any time some or all of the 2029 Senior Notes at 103.0% of par, as set forth in the Note Purchase Agreement, plus accrued and unpaid interest, if any. Any redemption of the 2029 Senior Notes prior to May 5, 2027 is subject to payment of a make-whole amount. After May 5, 2028, the Company may redeem some or all of the Senior Notes at 100.0% of the principal amount thereof plus accrued and unpaid interest, if any. The principal remaining outstanding at the time of maturity is required to be paid in full by the Issuer. The Company is currently evaluating the 2029 Senior Notes and features discussed above for accounting treatment.
The 2029 Senior Notes includes certain covenants, which, among other things, requires the maintenance of (i) a net leverage ratio not greater than 3.25 to 1.00 and an (ii) asset coverage ratio greater than or equal to (A) for each Fiscal Quarter ending prior to December 31, 2026, 1.25 to 1.00 and (B) for each Fiscal Quarter ending on or after December 31, 2026, 1.50 to 1.00. The 2029 Senior Notes also contain a total leverage ratio and asset coverage ratio basket for Restricted Payments (as defined in the 2029 Senior Notes), which permits Restricted Payments in the form of cash distributions so long as, subject to certain other conditions, the leverage ratio, after giving pro forma effect to such Restricted Payments, cannot exceed 1.75 to 1.00, and the asset coverage ratio, after giving effect to such Restricted Payments, must be greater than or equal to 1.50 to 1.00. Upon issuance of the 2029 Senior Notes, the Company must maintain a minimum hedging requirement included within the Senior Notes for oil and natural gas based on our proved developed producing projected volumes for each commodity on a rolling 18-month basis.
The Senior Notes are general unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. The Note Purchase Agreement contains customary terms and covenants and events of default, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
9.    Equity
Common Stock Dividends - The Company paid dividends of $14.4 million, or $0.11 per share, and $43.2 million, or $0.33 per share during the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, the Company paid dividends of $14.4 million, or $0.11 per share, and $43.1 million, or $0.33 per share, respectively. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
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
For the three and nine months ended September 30, 2025, service fees for the Company under the MSA were approximately $2.5 million and $7.5 million, respectively, and are included in general and administrative expenses within the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, service fees for the Company under the MSA of $2.5 million and $7.5 million, respectively, were consistent with the same periods of 2025.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
attributable to common stockholders, (ii) plus reallocation of participating earnings (iii) divided by weighted average diluted common shares outstanding.
The computation of diluted net income per share excludes contingently issuable shares related to certain market-based equity awards as the required market price conditions had not been satisfied as of the end of the reporting period. These awards represent 644,330 shares of common stock that may be issued if specified market price targets are achieved. Because the market conditions were not met as of September 30, 2025, the shares were not included in the diluted weighted-average share count. If the market conditions are satisfied in future periods, these shares could have a dilutive effect on earnings per share.
The following table presents the basic and diluted earnings per share computations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$14,523	$9,054	$49,416	$30,381
Participating basic earnings (a)	(86)	(59)	(244)	(153)
Basic earnings attributable to common stockholders	14,437	8,995	49,172	30,228
Reallocation of participating earnings	—	—	—	—
Diluted earnings attributable to common stockholders	$14,437	$8,995	$49,172	$30,228

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	130,472	130,204	130,426	130,182
Dilutive performance stock units	29	29	70	27
Dilutive stock options	5	9	4	10
Weighted average common shares outstanding – diluted	130,506	130,242	130,500	130,219

Net income per common share:
Basic	$0.11	$0.07	$0.38	$0.23
Diluted	$0.11	$0.07	$0.38	$0.23
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of antidilutive common shares:
Antidilutive performance stock units	58,533	74,096	63,219	49,588
Antidilutive stock options	498,507	517,818	558,160	485,608
Total antidilutive common shares	557,040	591,914	621,379	535,196
13.    Subsequent Events

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements

Dividend
The Company’s Board of Directors declared a regular quarterly cash dividend of $0.11 for the fourth quarter of 2025. The dividend will be paid on December 15, 2025 to stockholders of record as of November 28, 2025.
2029 Senior Notes
On November 5, 2025, the Company, as issuer, completed an issuance of $350.0 million aggregate principal amount of 8.875% senior unsecured notes at 96.0% of par with stated maturity on November 5, 2029 pursuant to a note purchase agreement. The Company used the net proceeds from the issuance of 2029 Senior Notes to repay certain amounts under the Credit Agreement and to pay related fees and expenses. See Note 8 of the Notes to Condensed Consolidated Financial Statements for further details on the 2029 Senior Notes.
Sixth Amendment to the Credit Agreement
On November 5, 2025, the Company and its lenders entered into the Sixth Amendment to Credit Agreement, which amended the Credit Agreement to, among other things, (i) reaffirm the borrowing base and aggregate elected commitment amounts at $375.0 million, (ii) permit the issuance of the 2029 Senior Notes, (iii) extend the maturity date to the earliest to occur of (A) November 5, 2029 or (B) the date that is ninety-one days prior to the stated maturity date of the 2029 Senior Notes if any 2029 Senior Notes remain outstanding on such date, and (iv) adjust the interest payable on (A) SOFR loans to interest at a rate per annum equal to SOFR plus an applicable margin ranging from 275 to 375 basis points, depending on the percentage of the borrowing base utilized and (B) base rate loans to interest at a rate per annum equal to the greatest of: (a) the U.S. prime rate as published by the Wall Street Journal; (b) the federal funds effective rate plus 50 basis points; (c) the adjusted SOFR rate for a one-month interest period plus 100 basis points; and (d) 100 basis points, plus, in the case of any base rate loan, an applicable margin ranging from 175 to 275 basis points, depending on the percentage of the borrowing base utilized.
Acquisitions
Subsequent to September 30, 2025, the Company closed on various acquisitions of oil and gas properties for a total purchase price of $16.5 million, of which $13.7 million were in the Appalachian Basin and $2.8 million in the Permian Basin.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
New Commodity Derivative Contracts
In October 2025, the Company entered into the following oil and natural gas derivative contracts to hedge additional amounts of estimated future production.

	Q4 2025	2026	2027
Collar (oil)
Volume (Bbl)	108,958	303,148	902,396
Weighted-average floor price ($/Bbl)	$55.00	$52.50	$52.50
Weighted-average ceiling price ($/Bbl)	$64.15	$66.00	$75.00
Swaps (oil)
Volume (Bbl)	210,180	357,224	452,936
Weighted-average price ($/Bbl)	$60.92	$60.33	$60.21
Collar (natural gas)
Volume (Mcf)	1,137,884	1,981,058	3,332,922
Weighted-average floor price ($/Mcf)	$3.50	$3.57	$4.00
Weighted-average ceiling price ($/Mcf)	$4.62	$4.71	$5.15
Swaps (natural gas)
Volume (Mcf)	—	2,900,748	6,777,284
Weighted-average price ($/Mcf)	$—	$3.81	$3.65

14.    Supplementary Data
Capitalized Costs

(in thousands)	September 30, 2025	December 31, 2024
Oil and natural gas properties:
Proved	$1,729,249	$1,484,968
Unproved	85,778	55,053
Less: accumulated depletion	(800,177)	(643,051)
Net capitalized costs for oil and natural gas properties	$1,014,850	$896,970

Costs Incurred for Oil and Natural Gas Producing Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Property acquisition costs:
Proved	$807	$—	$14,148	$2,824
Unproved	15,704	32,919	46,794	51,515
Development costs	64,006	77,171	212,593	206,761
Total costs incurred for oil and natural gas properties	$80,517	$110,090	$273,535	$261,100

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
Our oil price differential to the NYMEX benchmark price during the three months ended September 30, 2025 and 2024 was a discount of $(4.16) per barrel and $(2.99) per barrel, respectively. For the nine months ended September 30,

2025 and 2024, our oil price differential to the NYMEX benchmark price was a discount of $(3.42) per barrel and $(2.27) per barrel, respectively.
Our natural gas price differential to the average NYMEX price during the three months ended September 30, 2025 and 2024 was a discount of $(0.64) per Mcf and $(0.87) per Mcf, respectively. For the nine months ended September 30, 2025 and 2024, our natural gas price differential to the average NYMEX price was a discount of $(0.59) per Mcf and $(0.43) per Mcf, respectively.
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
Prices for various quantities of oil and natural gas that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX spot prices for oil and natural gas for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average NYMEX Prices(1)
Oil (per Bbl)	$65.78	$76.43	$67.31	$78.58
Natural gas (per Mcf)	$3.03	$2.11	$3.45	$2.11
(1)Based on average NYMEX spot prices.
For the three months ended September 30, 2025, the average NYMEX oil pricing was $65.78 per barrel of oil, or 14% lower than the average NYMEX price per barrel for the three months ended September 30, 2024. Our settled derivatives increased our realized oil price per barrel by $0.02 for the three months ended September 30, 2025 and increased our realized oil price per barrel by $0.55 for the three months ended September 30, 2024. For the three months ended September 30, 2025, our average realized oil price per barrel after reflecting settled derivatives was $61.64 compared to $73.99 for the three months ended September 30, 2024. For the nine months ended September 30, 2025, the average NYMEX oil pricing was $67.31 per barrel of oil, or 14% lower than the average NYMEX price per barrel for the nine months ended September 30, 2024. Our settled derivatives increased our realized oil price per barrel by $0.16 for the nine months ended September 30, 2025 and increased our realized oil price per barrel by $0.11 for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, our average realized oil price per barrel after reflecting settled derivatives was $64.05 compared to $76.42 for the nine months ended September 30, 2024.
For the three months ended September 30, 2025, the average NYMEX natural gas pricing was $3.03 per Mcf, or 44% higher than the average NYMEX price per Mcf for the three months ended September 30, 2024. Our settled derivatives increased our realized natural gas price per Mcf by $0.20 for the three months ended September 30, 2025 and increased our realized natural gas price per Mcf by $0.74 for the three months ended September 30, 2024. For the three months ended September 30, 2025, our average realized natural gas price per Mcf after reflecting settled derivatives was $2.59 compared to $1.98 for the three months ended September 30, 2024. For the nine months ended September 30, 2025, the average NYMEX natural gas pricing was $3.45 per Mcf, or 64% higher than the average NYMEX price per Mcf for the nine months ended September 30, 2024. Our settled derivatives increased our realized natural gas price per Mcf by $0.08 for the nine months ended September 30, 2025 and increased our realized natural gas price per Mcf by $0.58 for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, our average realized natural gas price per Mcf after reflecting settled derivatives was $2.94 compared to $2.26 for the nine months ended September 30, 2024.

Results of Operations
The following table sets forth summary production and operating data for the periods indicated. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Sales (in thousands):
Oil sales	$91,960	$85,503	$273,269	$238,761
Natural gas and related product sales	20,711	8,572	71,552	34,962
Total revenues	$112,671	$94,075	$344,821	$273,723

Net Production:
Oil (MBbl)	1,492	1,164	4,277	3,129
Natural gas (MMcf)	8,668	6,912	24,994	20,758
Total (MBoe)(1)	2,937	2,316	8,443	6,589
Average Daily Production:
Oil (Bbl)	16,222	12,655	15,666	11,420
Natural gas (Mcf)	94,217	75,133	91,554	75,758
Total (Boe)(1)	31,925	25,177	30,925	24,046

Average Sales Prices:
Oil (per Bbl)	$61.62	$73.44	$63.89	$76.31
Effect of gain on settled oil derivatives on average price (per Bbl)	0.02	0.55	0.16	0.11
Oil net of settled oil derivatives (per Bbl)(2)	$61.64	$73.99	$64.05	$76.42

Natural gas sales (per Mcf)	$2.39	$1.24	$2.86	$1.68
Effect of gain on settled natural gas derivatives on average price (per Mcf)	0.20	0.74	0.08	0.58
Natural gas sales net of settled natural gas derivatives (per Mcf)(2)	$2.59	$1.98	$2.94	$2.26

Realized price on a Boe basis excluding settled commodity derivatives	$38.36	$40.61	$40.84	$41.54
Effect of gain on settled commodity derivatives on average price (per Boe)	0.60	2.47	0.31	1.88
Realized price on a Boe basis including settled commodity derivatives(2)	$38.96	$43.08	$41.15	$43.42

Operating Expenses (in thousands):
Lease operating expenses	$23,596	$13,026	$59,954	$42,174
Production and ad valorem taxes	6,551	6,345	21,356	18,975
Depletion and accretion expense	55,947	44,149	157,804	126,682
General and administrative	6,988	5,590	22,968	18,705
Costs and Expenses (per Boe):
Lease operating expenses	$8.03	$5.62	$7.10	$6.40
Production and ad valorem taxes	$2.23	$2.74	$2.53	$2.88
Depletion and accretion	$19.05	$19.06	$18.69	$19.23
General and administrative	$2.38	$2.41	$2.72	$2.84
Net Producing Wells at Period-End:	235.27	195.88	235.27	195.88
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

Oil, Natural Gas and Related Product Sales
Our revenues vary from year to year primarily due to changes in realized commodity prices and production volumes. Our oil and natural gas sales for the three months ended September 30, 2025 increased 20% from the same period in 2024. Oil revenues for the three months ended September 30, 2025 increased by 8% compared to the same period in 2024, driven by a 28% increase in production, partially offset by a 16% decrease in realized prices, excluding the effect of settled commodity derivatives. Natural gas revenues increased by 142% for the three months ended September 30, 2025 compared to 2024, driven by a 93% increase in realized natural gas prices, excluding the effect of settled commodity derivatives, and a 25% increase in production.
Our oil and natural gas sales for the nine months ended September 30, 2025 increased 26% from the same period in 2024. Oil revenues increased by 14% compared to the same period in 2024, driven by a 37% increase in production, partially offset by a 16% decrease in realized prices, excluding the effect of settled commodity derivatives. Natural gas revenues increased by 105% compared to the same period in 2024 as a result of a 70% increase in realized natural gas prices, excluding the effect of settled commodity derivatives, and a 20% increase in production.
Production from oil and gas properties increased as a result of drilling success and the acquisition of additional net revenue interests. The number of wells we participated in increased from 195.88 net wells on September 30, 2024 to 235.27 net wells on September 30, 2025.
Lease Operating Expenses
Lease operating expenses were $23.6 million ($8.03 per Boe) for the three months ended September 30, 2025, an increase of 81% from $13.0 million ($5.62 per Boe) during the same period in 2024. The increase was primarily due to an increase in well count due to acquisitions and additional wells successfully drilled and completed, resulting in an increase in saltwater disposal costs of $2.8 million, or 83%, and an overall increase in service costs.
Lease operating expenses were $60.0 million ($7.10 per Boe) for the nine months ended September 30, 2025, an increase of 42% from $42.2 million ($6.40 per Boe) during the same period in 2024. The increase was primarily due to an increase in production as a result of increased well count, resulting in increased saltwater disposal costs, facilities costs and an overall increase in cost of services.
Production and Ad Valorem Taxes
We generally pay production taxes based on realized oil and natural gas sales. Production taxes were $5.4 million ($1.83 per Boe) for the three months ended September 30, 2025 compared to $5.3 million ($2.29 per Boe) during the same period in 2024. As a percentage of oil and natural gas sales, our production taxes were 5% and 6% during the three months ended September 30, 2025 and 2024, respectively.
Production taxes were $17.3 million ($2.05 per Boe) for the nine months ended September 30, 2025 compared to $15.0 million ($2.28 per Boe) during the same period in 2024. As a percentage of oil and natural gas sales, our production taxes were 5% during both the nine months ended September 30, 2025 and 2024.
Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.
Ad valorem taxes were $1.2 million and $4.1 million for the three and nine months ended September 30, 2025, respectively, compared to $1.0 million and $3.9 million during the same periods in 2024.
Depletion and Accretion
Depletion and accretion was $55.9 million ($19.05 per Boe) for the three months ended September 30, 2025, an increase of 27% from $44.1 million ($19.06 per Boe) during the same period in 2024. The increase in depletion and accretion expense was primarily due to the increase in depletion expense resulting from the increase in production.

Depletion and accretion was $157.8 million ($18.69 per Boe) for the nine months ended September 30, 2025, an increase of 25% from $126.7 million ($19.23 per Boe) during the same period in 2024. The increase in depletion and accretion expense was primarily due to the increase in production.
Impairment of Unproved Properties
No impairment of unproved properties was recorded for the three months ended September 30, 2025 and 2024. In the first quarter of 2024, we recognized impairment expense of $0.7 million on unproved properties in the Permian Basin as the operator of those properties no longer intends to drill certain locations. During the nine months ended September 30, 2025 no impairment of unproved properties was recorded.
General and Administrative
The following table provides components of our general and administrative expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
General and administrative expenses	$5,649	$5,002	$20,581	$17,022
Non-cash stock-based compensation	1,339	588	2,387	1,683
Total general and administrative expenses	$6,988	$5,590	$22,968	$18,705
Total general and administrative expenses were $7.0 million ($2.38 per Boe) for the three months ended September 30, 2025, an increase of 25% from $5.6 million ($2.41 per Boe) during the same period in 2024. The increase was primarily for expenses related to stock-based compensation and capital market activities.
Total general and administrative expenses were $23.0 million ($2.72 per Boe) for the nine months ended September 30, 2025, an increase of 23% from $18.7 million ($2.84 per Boe) during the same period in 2024. The increase was primarily due to severance expense incurred during the period as a result of a management transition as well as expenses related to capital market activities.
Gain/(Loss) on Derivatives – Commodity Derivatives
The following table sets forth the gain (loss) on derivatives for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net cash receipts from commodity derivatives
Oil derivatives	$31	$637	$673	$358
Natural gas derivatives	1,737	5,092	1,953	12,031
Total net cash receipts from commodity derivatives	$1,768	$5,729	$2,626	$12,389
Unrealized gain (loss) on commodity derivatives
Oil derivatives	$(2,876)	$7,786	$7,997	$1,505
Natural gas derivatives	6,332	(1,674)	3,669	(5,999)
Total unrealized gain (loss) on commodity derivatives	$3,456	$6,112	$11,666	$(4,494)
Total gain on derivatives - commodity derivatives	$5,224	$11,841	$14,292	$7,895
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

Interest Expense
Interest expense was $6.1 million for the three months ended September 30, 2025 compared to $4.8 million for the three months ended September 30, 2024. The increase in interest expense during the three months ended September 30, 2025 as compared to 2024 was primarily due to a higher average outstanding balance on the revolving credit facility, partially offset by a decrease in interest rates during 2025.
Interest expense was $17.0 million for the nine months ended September 30, 2025 compared to $13.8 million for the nine months ended September 30, 2024. The increase in interest expense during the nine months ended September 30, 2025 as compared to 2024 was primarily due to a higher average outstanding balance on the revolving credit facility, partially offset by a decrease in interest rates during 2025.
Gain/(Loss) on Equity Investments
We recorded a gain on equity investments of $0.5 million for the three months ended September 30, 2025 compared to a loss of $18.3 million for the three months ended September 30, 2024 resulting from the change in fair value of the common and preferred stock of Vital Energy.
We recorded a loss on equity investments of $15.2 million for the nine months ended September 30, 2025. The loss is a result of a $10.5 million realized loss on sale of Vital Energy’s common stock and an unrealized loss of $4.7 million from the change in fair value of the common stock of Vital Energy. We recorded a loss of $19.3 million for the nine months ended September 30, 2024 from the change in fair value of the common and preferred stock of Vital Energy.
Income Tax Expense
We recorded income tax expense of $4.8 million and $15.4 million for the three and nine months ended September 30, 2025 compared to $4.3 million and $10.8 million for the three and nine months ended September 30, 2024. The effective income tax rate differs from the statutory rate primarily due to the impact of certain discrete items and state income taxes.
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
As of September 30, 2025, we had $300.0 million of debt outstanding under our Credit Agreement. We had $86.5 million of liquidity as of September 30, 2025, consisting of $74.7 million of committed borrowing availability under the Credit Agreement and $11.8 million of cash on hand.
On April 29, 2025, the Company and its lenders entered into the Fifth Amendment to the Credit Agreement, which amended the Credit Agreement to, among other things, increase the borrowing base and aggregate elected commitments from $325.0 million to $375.0 million.
On November 5, 2025, the Company and its lenders entered into the Sixth Amendment to Credit Agreement, which amended the Credit Agreement to, among other things, (i) reaffirm the borrowing base and aggregate elected commitment amounts at $375.0 million, (ii) permit the issuance of the 2029 Senior Notes, (iii) extend the maturity date to the earliest to occur of (A) November 5, 2029 or (B) the date that is ninety-one days prior to the stated maturity date of the 2029 Senior Notes if any 2029 Senior Notes remain outstanding on such date, and (iv) adjust the interest payable on (A) SOFR loans to interest at a rate per annum equal to SOFR plus an applicable margin ranging from 275 to 375 basis points, depending on the percentage of the borrowing base utilized and (B) base rate loans to interest at a rate per annum equal to the greatest of: (a) the U.S. prime rate as published by the Wall Street Journal; (b) the federal funds effective rate plus 50 basis points; (c) the adjusted SOFR rate for a one-month interest period plus 100 basis points; and (d) 100 basis points, plus, in the case of any base rate loan, an applicable margin ranging from 175 to 275 basis points, depending on the percentage of the borrowing base utilized.
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
Common Stock Dividends
We paid dividends of $14.4 million, or $0.11 per share, and $43.2 million, or $0.33 per share during the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, the Company paid dividends of $14.4 million, or $0.11 per share, and $43.1 million, or $0.33 per share, respectively.
Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
Cash Flows
The following table summarizes our changes in cash and restricted cash for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$231,914	$207,536
Net cash used in investing activities	(280,787)	(233,630)
Net cash provided by financing activities	51,286	38,466
Net change in cash and restricted cash	$2,413	$12,372
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
The $24.4 million increase in operating cash flows during the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily due to the increase in oil and natural gas sales during the nine months ended September 30, 2025 as compared to the same period in 2024.
Our net cash provided by operating activities included a benefit of $2.6 million and a benefit of $10.4 million for the nine months ended September 30, 2025 and 2024, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.
Cash Flows from Investing Activities
For the nine months ended September 30, 2025, our net cash used in investing activities was $280.8 million, which consisted primarily of $233.1 million of capital expenditures for development of oil and natural gas properties and $57.0 million of acquisitions of oil and natural gas properties.
For the nine months ended September 30, 2024, our net cash used in investing activities was $233.6 million, which consisted primarily of $193.4 million of capital expenditures for development of oil and natural gas properties and $52.0 million of acquisitions of oil and natural gas properties.

Cash Flows from Financing Activities
For the nine months ended September 30, 2025, our net cash provided by financing activities was $51.3 million, primarily due to $95.0 million of net borrowings under our Credit Agreement, partially offset by $43.2 million of dividends paid on our common stock.
For the nine months ended September 30, 2024, our net cash provided by financing activities was $38.5 million, primarily due to $85.0 million of borrowings under our Credit Agreement, partially offset by $43.1 million of dividends paid on our common stock and $3.0 million of deferred financing costs.
Granite Ridge Credit Agreement
At September 30, 2025, the Company had outstanding borrowings of $300.0 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $74.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company’s and its restricted subsidiaries’ assets.
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
Borrowings under the Credit Agreement may be base rate loans or secured overnight financing rate (“SOFR”) loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. SOFR loans bear interest at a rate per annum equal to SOFR plus an applicable margin ranging from 300 to 400 basis points, depending on the percentage of the borrowing base utilized, plus an additional 10 basis point credit spread adjustment. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the U.S. prime rate as published by the Wall Street Journal; (ii) the federal funds effective rate plus 50 basis points; (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points; and (iv) 100 basis points plus, in the case of any base rate loan, an applicable margin ranging from 200 to 300 basis points, depending on the percentage of the borrowing base utilized.
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

As of September 30, 2025, we were in compliance with all covenants required by the Credit Agreement.
On November 5, 2025, the Company and its lenders entered into the Sixth Amendment to Credit Agreement, which amended the Credit Agreement to, among other things, (i) reaffirm the borrowing base and aggregate elected commitment amounts at $375.0 million, (ii) permit the issuance of the 2029 Senior Notes, (iii) extend the maturity date to the earliest to occur of (A) November 5, 2029 or (B) the date that is ninety-one days prior to the stated maturity date of the 2029 Senior Notes if any 2029 Senior Notes remain outstanding on such date, and (iv) adjust the interest payable on (A) SOFR loans to interest at a rate per annum equal to SOFR plus an applicable margin ranging from 275 to 375 basis points, depending on the percentage of the borrowing base utilized and (B) base rate loans to interest at a rate per annum equal to the greatest of: (a) the U.S. prime rate as published by the Wall Street Journal; (b) the federal funds effective rate plus 50 basis points; (c) the adjusted SOFR rate for a one-month interest period plus 100 basis points; and (d) 100 basis points, plus, in the case of any base rate loan, an applicable margin ranging from 175 to 275 basis points, depending on the percentage of the borrowing base utilized.
2029 Senior Notes
On November 5, 2025, the Company, as issuer, completed an issuance of $350.0 million aggregate principal amount of 8.875% senior unsecured notes at 96.0% of par with stated maturity on November 5, 2029 pursuant to a note purchase agreement. The Company used the net proceeds from the issuance of 2029 Senior Notes to repay certain amounts under the Credit Agreement and to pay related fees and expenses. The Note Purchase Agreement allows the ability for the Company to incur up to $100.0 million of increment notes for purposes of acquisition financing, subject to, among other things, the willingness of holders to provide such incremental notes and a pro forma net leverage ratio not greater than 2.00 to 1.00.
Interest is due to be paid at the end of each quarter, commencing December 31, 2025. In addition, the Company will repay quarterly 2.5% of the original principal amount of the notes issued on the closing date beginning on September 30, 2026. If quarterly scheduled repayments are missed, the coupon increases to 11.875% and the Company is restricted from making any dividend payments until all delinquent scheduled repayments have been fulfilled. On or after May 5, 2027 and on or prior to May 5, 2028, the Company may, at its option, redeem, at any time some or all of the 2029 Senior Notes at 103.0% of par, as set forth in the Note Purchase Agreement, plus accrued and unpaid interest, if any. Any redemption of the 2029 Senior Notes prior to May 5, 2027 is subject to payment of a make-whole amount. After May 5, 2028, the Company may redeem some or all of the Senior Notes at 100.0% of the principal amount thereof plus accrued and unpaid interest, if any. The principal remaining outstanding at the time of maturity is required to be paid in full by the Issuer. The Company is currently evaluating the 2029 Senior Notes and features discussed above for accounting treatment.
The 2029 Senior Notes includes certain covenants, which, among other things, requires the maintenance of (i) a net leverage ratio not greater than 3.25 to 1.00 and (ii) asset coverage ratio greater than or equal to (A) for each Fiscal Quarter ending prior to December 31, 2026, 1.25 to 1.00 and (B) for each Fiscal Quarter ending on or after December 31, 2026, 1.50 to 1.00. The 2029 Senior Notes also contain a total leverage ratio and asset coverage ratio basket for Restricted Payments (as defined in the 2029 Senior Notes), which permits Restricted Payments in the form of cash distributions so long as, subject to certain other conditions, the leverage ratio, after giving pro forma effect to such Restricted Payments, cannot exceed 1.75 to 1.00, and the asset coverage ratio, after giving effect to such Restricted Payments, must be greater than or equal to 1.50 to 1.00. Upon issuance of the 2029 Senior Notes, the Company must maintain a minimum hedging requirement included within the Senior Notes for oil and natural gas based on our proved developed producing projected volumes for each commodity on a rolling 18-month basis.
The Senior Notes are general unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. The Note Purchase Agreement contains customary terms and covenants, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness.
Known Contractual and Other Obligations; Planned Capital Expenditures
Contractual and Other Obligations
Our contractual obligations include long-term debt, cash interest expense on debt, derivative liabilities, asset retirement obligations and an annual service fee to the Manager. Since December 31, 2024, there have been no material changes in our contractual obligations, other than the $95.0 million increase in long-term debt due to borrowings under the Credit Agreement.

Planned Capital Expenditures
For 2025, we are budgeting for approximately $400 million to $420 million in total planned capital expenditures, including approximately $120 million of acquisitions of oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions, during the three months ended September 30, 2025 and 2024 totaled $64.0 million and $77.2 million, respectively, and $212.6 million and $206.8 million during the nine months ended September 30, 2025 and 2024, respectively. Our capital expenditures for the nine months ended September 30, 2025 were primarily funded with cash flows from operations and borrowings under the Credit Agreement. We expect to fund planned capital expenditures with cash generated from operations and, if required, borrowings under our Credit Agreement.
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
Acquisitions
The following table reflects our expenditures for acquisitions of proved and unproved properties for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Property acquisition costs:
Proved	$807	$—	$14,148	$2,824
Unproved	15,704	32,919	46,794	51,515
Total property acquisition costs	$16,511	$32,919	$60,942	$54,339
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
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2025. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our 2024 Form 10-K.
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
We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. For the nine months ended September 30, 2025, a 10% increase in average commodity prices would have decreased the fair value of commodity derivatives by $16.0 million. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
We generally use derivatives to economically hedge a portion of our anticipated future production. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under our Credit Agreement.
Interest Rate Risk
At September 30, 2025, our exposure to interest rate changes related primarily to the borrowings under the Credit Agreement. The interest we pay on these borrowings is set periodically based upon market rates. We had total indebtedness of $300.0 million outstanding under our Credit Agreement at September 30, 2025. The impact of a one percent increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $3.0 million.

We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at September 30, 2025.
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
As of September 30, 2025, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective at a level of reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company was not a party to any material legal proceedings during the three months ended September 30, 2025. In the future, the Company may be subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
The disclosure under Part I, Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of
Operations—Liquidity and Capital Resources—2029 Senior Notes” is incorporated into this Item 5 by reference.
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
4.1*
Note Purchase Agreement, dated as of November 5, 2025, by and among Granite Ridge Resources, Inc., as issuer, the guarantors party thereto, the purchasers party thereto, and U.S. Bank Trust Company, National Association, as agent for the holders and as dissemination agent

10.1*
Sixth Amendment to Credit Agreement, dated as of November 5, 2025, by and among Granite Ridge Resources, Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto.

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

GRANITE RIDGE RESOURCES, INC.

November 6, 2025	By:	/s/ TYLER S. FARQUHARSON
		Name:	Tyler S. Farquharson
		Title:	President and Chief Executive Officer

November 6, 2025	By:	/s/ KIMBERLY A. WEIMER
		Name:	Kimberly A. Weimer
		Title:	Interim Chief Financial Officer and Chief Accounting Officer