Form 10-K
period 2025-12-31
Granite Ridge Resources, Inc.
filed 2026-03-06
CIK 1928446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Commission File Number: 001-41537
___________________________________
GRANITE RIDGE RESOURCES, INC.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	88-2227812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5217 McKinney Ave, Suite 400 Dallas, Texas	75205
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (214) 396-2850
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GRNT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $411,021,199 based on the $6.37 per share closing price of the registrant's common stock as reported on that day on the New York Stock Exchange.
As of March 2, 2026, there were 131,464,915 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement related to the registrant's 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•acts of war, terrorism or uncertainty regarding the effects and duration of global hostilities, including the Israel-Hamas conflict, the Russia-Ukraine war, the joint U.S.-Israel strikes on Iran, continued instability in the Middle East, and any associated armed conflicts or related sanctions which may disrupt commodity prices and create instability in the financial markets;

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
FOR FISCAL YEAR ENDED DECEMBER 31, 2025
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
The following is a summary of information regarding our assets as of December 31, 2025, including reserves information as estimated by our third-party independent reserve engineers, Netherland, Sewell & Associates, Inc.

	As of December 31, 2025
		Productive Oil Wells		Productive Gas Wells
	Net Acres	Gross	Net	Gross	Net	Average Daily Production (Boe per day)	Proved Reserves (MBoe)	% Oil	% Proved Developed
Permian	30,190	962	100.73	—	—	20,307	41,805	58%	69%
Eagle Ford	4,366	138	28.31	106	7.86	2,532	4,659	43%	96%
Bakken	13,167	998	39.81	—	—	1,800	3,023	68%	100%
Haynesville	5,495	—	—	187	19.21	3,751	6,691	0%	86%
DJ	2,502	1,127	44.94	18	1.28	2,044	3,767	35%	97%
Appalachian	4,318	63	2.59	3	0.01	1,550	2,402	44%	82%
Total	60,038	3,288	216.38	314	28.36	31,984	62,347	49%	76%
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
Pay a Quarterly Dividend: We believe that a quarterly cash dividend is the cornerstone of a sustainable and resilient business model. Subject to compliance with applicable law, and depending on, among other things, economic conditions, financial condition, results of operations, projections, liquidity, earnings, legal requirements, and restrictions in the Credit Agreement and Note Purchase Agreement, we expect that Granite Ridge will pay quarterly cash dividends.
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
Operating Areas
Permian
The Permian Basin extends from southeastern New Mexico into west Texas and is currently one of the most active drilling regions in the United States. The Permian Basin consists of mature legacy onshore oil and liquids-rich natural gas reservoirs. The extensive operating history, favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, horizontal development potential and liquids-rich reserves make the Permian Basin one of the most prolific oil-producing regions in the United States. At December 31, 2025, 67% of our total proved reserves were located in the Permian Basin. During the year ended December 31, 2025, operators completed 148 gross (31.77 net) wells in the Permian Basin.
Eagle Ford
The Eagle Ford shale formation stretches across south Texas and includes Austin Chalk and Buda formations. At December 31, 2025, 7% of our total proved reserves were located in the Eagle Ford Basin. During the year ended December 31, 2025, operators completed 7 gross (0.50 net) wells in the Eagle Ford Basin.
Bakken
The Williston Basin stretches through North Dakota, the northwest part of South Dakota, and eastern Montana and is best known for the Bakken/Three Forks shale formations. The Bakken ranks as one of the largest oil developments in the United States. At December 31, 2025, 5% of our total proved reserves were located in the Bakken Basin. During the year ended December 31, 2025, operators completed 14 gross (0.26 net) wells in the Bakken Basin.

Haynesville
The Haynesville Basin is a premier natural gas basin located in northwestern Louisiana and east Texas. At December 31, 2025, 11% of our total proved reserves were located in the Haynesville Basin. During the year ended December 31, 2025, operators completed 14 gross (1.90 net) wells in the Haynesville Basin.
DJ
The Denver-Julesburg Basin, also known as the DJ Basin, is a geologic basin centered in eastern Colorado stretching into southeast Wyoming, western Nebraska and western Kansas. Development in this area is currently focused on horizontal drilling in the Niobrara and Codell formations. At December 31, 2025, 6% of our total proved reserves were located in the DJ Basin. During the year ended December 31, 2025, operators completed 79 gross (1.37 net) wells in the DJ Basin.
Appalachian
The Appalachian Basin is a geologic basin in the eastern United States. Our acquisition and development efforts in this area are currently focused in the northern Utica Shale play within Ohio. At December 31, 2025, 4% of our total proved reserves were located in the Appalachian Basin. During the year ended December 31, 2025, operators completed 60 gross (2.47 net) wells in the Appalachian Basin.
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
The following table sets forth the percentage of revenues attributable to third-party operating partners who have accounted for 10% or more of revenues attributable to our assets during the years ended December 31, 2025, 2024 and 2023.

Major Operators	2025	2024	2023
Operator A	*	*	11%
Operator B	*	*	12%
Operator C	11%	*	*
Operator D	26%	14%	*
__________________________________________
*Less than 10%
No other operator accounted for 10% or more of revenue attributable to our assets on a combined basis in the years ended December 31, 2025, 2024, or 2023. The loss of any such operator could adversely affect revenues attributable to the Company’s assets in the short term.
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
Regulation of Transportation and Sales of Oil
Sales of crude oil, condensate, and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future. Sales of crude oil are affected by the availability, terms, and cost of transportation. The transportation of oil by common carrier pipelines is also subject to rate and access regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted, and market-based rates may be permitted in certain circumstances.
Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil pipelines that allows a pipeline to increase its rates annually up to a prescribed ceiling, without making a cost of service filing. Every five years, the FERC reviews the appropriateness of the index level in relation to changes in industry costs. On December 17, 2020, the FERC established a new price index for the five-year period which commenced on July 1, 2021. Following an appeal to and remand from the D.C. Circuit, the FERC confirmed on November 20, 2025 that the index established in December 2020 will remain in place through June 30, 2026.
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
Regulation of Transportation and Sales of Natural Gas
Historically, the transportation and sale for resale of natural gas in interstate commerce has been regulated by the FERC under the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978 and regulations issued under those statutes. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at market prices, Congress could reenact price controls in the future.
Onshore gathering services, which occur upstream of FERC jurisdictional transmission services, are regulated by the states. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC as a natural gas company under the NGA. Although the FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a jurisdictional transmission function, the FERC’s determinations as to the classification of facilities is done on a case-by-case basis. State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.

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
The federal Clean Air Act (“CAA”) and comparable state laws and regulations impose obligations related to the emission of air pollutants, including emissions from oil and gas sources. Under the CAA and comparable state laws, the Environmental Protection Agency (“EPA”) and state environmental regulatory agencies have developed stringent regulations governing both permitting of emissions and emissions of certain air pollutants at specified sources, including certain oil and gas sources. Both existing CAA and state regulations, and any future regulations, may require pre-approval for the construction, expansion, or modification of certain facilities that produce, or which are expected to produce, air emissions. Such regulations may also impose stringent air permit requirements, limit natural gas venting and flaring activity, and require the use of specific equipment or technologies to control emissions. Notwithstanding the EPA’s final rule in February 2026 revoking the greenhouse gas (“GHG”) “Endangerment Finding” that provides the basis for its authority to regulate GHG emissions, the EPA in previous administrations had enacted final regulations under the CAA requiring owners and operators of certain facilities that emit GHGs above certain thresholds to report those emissions. The EPA had also promulgated regulations establishing construction and operating permit requirements for GHG emissions from stationary sources that already emit conventional pollutants (i.e., sulfur dioxide, particulate matter, nitrogen dioxide, carbon monoxide, ozone, and lead) above certain thresholds. Litigation has already been filed challenging the February 2026 rule, and while we cannot predict the final outcome, as a result, there is significant uncertainty with respect to regulation of GHG emissions. Further, the CAA requires that owners and operators of stationary sources producing, processing, and storing extremely hazardous substances have a general duty to identify hazards associated with an accidental release, design and maintain a safe facility, and minimize the consequences of any releases that occur. The CAA further requires such facilities that handle more than threshold amounts of extremely hazardous substances to develop risk management plans intended to prevent and minimize impacts if releases do occur.
CAA regulations also include New Source Performance Standards (“NSPS”) for the oil and natural gas source category to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production, storage, transportation, and processing activities. Additionally, the CAA regulates the emission of methane from oil and gas facilities, which has been subject to uncertainty in recent years. In December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc that set standards for emission capture and control systems and equipment, leak detection equipment and monitoring, and so-called “green well” completion requirements. Fines and penalties for violations of these rules can be substantial. The rules have been subject to legal challenge, and in February 2025, the D.C. Circuit Court granted the EPA’s motion to hold the cases in abeyance while the agency reviews the final rules. In March 2025, the EPA announced plans to reconsider Subparts OOOOb and OOOOc, and in November 2025, the EPA issued an interim final rule extending several compliance for certain provisions in the December 2023 rule. Litigation challenging the interim final rule remains pending. We cannot predict when or whether the EPA may take further action to repeal or modify the final rules. The requirements of the EPA's final methane rules have the potential to increase the operating costs of our operators and thus may adversely affect our financial results and cash flows. Moreover, failure to comply with these CAA requirements can result in the imposition of substantial fines and penalties as well as costly injunctive relief.
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
The scope of regulated waters, or waters of the United States (“WOTUS”) has been subject to substantial controversy. In September 2023, the EPA and USACE issued a final rule conforming the regulatory definition of WOTUS to the U.S. Supreme Court’s decision in Sackett v. EPA, which narrowed the scope of WOTUS. However, the rule is currently subject to litigation, and as a result, the September 2023 rule is only in effect in 24 states. Thus, the operative definition of WOTUS currently varies by state. In November 2025, the EPA and USACE issued a proposed rule to further update and narrow the definition of WOTUS. To the extent the implementation of the September 2023 rule, challenges to the November 2025 proposed rule, results of the litigation, or any action further expands the scope of the CWA’s jurisdiction, operators could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
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
The federal Safe Drinking Water Act (“SDWA”), its implementing regulations, and delegated regulatory programs (e.g., state programs) impose requirements on drilling and operation of underground injection wells, including injection wells used for the injection disposal of oil and gas wastes, such as produced water. In addition, the EPA has asserted authority under the SDWA to regulate hydraulic fracturing that uses diesel fuel. The EPA directly administers the Underground Injection Control (“UIC”) program in some states, and in others, administration of all or portions of the program is delegated to the state. Permits must be obtained before drilling salt water disposal wells, and casing integrity monitoring must be conducted periodically to ensure that the disposed waters are not leaking into groundwater. In addition, because some states, including Oklahoma and Texas, have become concerned that the injection or disposal of produced water could, under certain circumstances, trigger or contribute to earthquakes, they have issued directives to operators and/or have adopted or are considering additional regulations regarding such disposal methods. Changes in regulations or the inability to obtain permits for new disposal wells in the future may affect the ability of the operators of the Properties to dispose of produced water and ultimately increase the cost of operation of the Properties or delay production schedules. For example, in recent years, the RRC has imposed prohibitions and restrictions on SWD wells in response to a number of earthquakes in recent years in the Midland Basin. Most recently, in May 2025, the RRC released updated guidance for disposal well permits in the Permian Basin that placed new limits on maximum injection pressure and volumes to ensure safety.

In addition, several cases have in recent years put a spotlight on the issue of whether injection wells may be regulated under the CWA if a direct hydrological connection to a jurisdictional surface water can be established. In April 2020, the Supreme Court issued a ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. On January 14, 2021, the EPA issued a guidance on the ruling, which emphasized that discharges to groundwater are not necessarily the “functional equivalent” of a direct discharge based solely on proximity to jurisdictional waters. However, on September 16, 2021, the EPA rescinded its January 14, 2021 guidance, and the EPA’s rule updating the definition of WOTUS proposed in November 2025 would exclude groundwater. If in the future CWA permitting is required for saltwater injection wells as a result of the Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund, the costs of permitting and compliance for injection well operations by the companies that operate the Properties could increase.
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
Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds and their habitat, and natural resources. These statutes include the federal Endangered Species Act, the Migratory Bird Treaty Act (“MTBA”), the Bald and Golden Eagle Protection Act, the Clean Water Act, CERCLA, analogous state laws, and each of their implementing regulations. The United States Fish and Wildlife Service (“USFWS”) may designate critical habitat and suitable habitat areas that it believes are necessary for the survival of threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or development. Where takings of, or harm to, species or damages to habitat or natural resources occur or may occur, government entities or at times private parties may act to restrict or prevent oil and gas exploration or production activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or production activities, including, for example, for releases of oil, wastes, hazardous substances, sediments, or other regulated materials, and may seek natural resources damages and, in some cases, criminal penalties. For example, the Dunes Sagebrush Lizard (“DSL”) was listed as endangered by the USFWS in May 2024; however, in August 2025, the U.S. District Court for the Western District of Texas vacated and remanded the final rule listing the DSL. An appeal challenging this order is pending. The DSL is found in southeastern New Mexico and adjacent portions of Texas. To the extent the DSL is re-listed, operations in any area that is designated as the DSL’s habitat may be limited, delayed or, in some circumstances, prohibited, and our operators could be required to comply with expensive mitigation measures intended to protect the dunes sagebrush lizard and its habitat, thereby impacting our profitability.

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
Several states, including states where the Properties are located, have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing. A number of municipalities in other states, including Colorado and Texas, have enacted bans on hydraulic fracturing. However, in May 2015, the Texas legislature enacted a bill preempting local bans on hydraulic fracturing. Colorado has also begun to increasingly regulate oil and gas operations with consideration towards GHG emissions and cumulative impacts. In October 2024, the Colorado Energy and Carbon Management Commission (formerly the Colorado Oil and Gas Conversation Commission) finalized rules that require regulators to consider cumulative impacts of oil and gas operations in permitting decisions and increase scrutiny on the project’s proximity to other industrial sites, residential and school areas, “disproportionately impacted communities,” and “cumulatively impacted communities.” The rules also set GHG emissions intensity targets for oil and gas operators and require regulators to consider such targets in their cumulative impacts analysis, as well as the potential to restrict operations during the summer in Ozone Nonattainment Areas. Further, the February 2026, the Colorado Department of Public Health and Environment finalized regulations for methane emissions from oil and gas operations to align with the federal subparts OOOOb and OOOOc. We cannot predict whether other similar legislation in other states will ever be enacted and if so, what the provisions of such legislation would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, it could lead to delays, increased operating costs and process prohibitions that would materially adversely affect our operating partners and our revenues and results of operations.
The National Environmental Policy Act (“NEPA”) establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies. A major federal agency action having the potential to significantly impact the environment requires review under NEPA. If, for example, our third-party operating partners conduct activities on federal land, receive federal funding, or require federal permits, such activities may be covered under NEPA. Certain activities are subject to robust NEPA review which could lead to delays and increased costs that could materially adversely affect our revenues and results of operations. Other activities are covered under categorical exclusions which results in a shorter NEPA review process. In November 2024, the U.S. Court of Appeals for the D.C. Circuit held that the Council on Environmental Quality (“CEQ”) lacks authority to issue NEPA regulations, and a federal district court in North Dakota reached the same conclusion in February 2025. On February 25, 2025, the CEQ published an Interim Final Rule rescinding its regulations implementing NEPA and adopted this rule as final in January 2026. In June 2025, several federal agencies issued their own regulations or procedures for implementing NEPA. Further, in May 2025, the U.S. Supreme Court held in Seven County Infrastructure Coalition v. Eagle County, Colorado that agency determinations under NEPA are owed substantial judicial deference and that agencies are not required to consider environmental effects associated with separate projects. As a result, there is significant uncertainty with respect to the scope of environmental reviews under NEPA, and NEPA procedures currently vary by agency. Any further changes to the NEPA review process would affect the assessment of projects ranging from oil and natural gas leasing to development on public and Indian lands.
Climate Change
The energy industry is affected from time to time in varying degrees by political developments and a wide range of federal, tribal, state and local statutes, rules, orders and regulations that may, in turn, affect the operations and costs of the companies engaged in the energy industry. Notwithstanding the EPA’s final rule in February 2026 rescinding the GHG “Endangerment Finding” that provides the basis for its authority to regulate GHG emissions, the EPA under previous administrations has adopted regulations under existing provisions of the CAA that, among other things, require preconstruction and operating permits for GHG emissions from certain large stationary sources that already emit conventional pollutants above a certain threshold. Litigation has already been filed challenging the February 2026 rule, and while we cannot predict the final outcome, as a result, there is significant uncertainty with respect to regulation of GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which may include operations on the Properties. Further, the Inflation Reduction Act (“IRA”), which passed in August 2022, includes a charge for excess methane emissions from certain facilities, though the EPA’s rule implementing the charge was revoked in March 2025 following a Joint Resolution of Disapproval under the Congressional Review Act, and the One Big Beautiful Bill Act, passed in July 2025, delayed implementation of the charge until 2034. While Congress has from time to time considered legislation to reduce emissions of GHGs, in recent years there has not been significant activity at the federal level in the form of adopted legislation aimed at reducing GHG emissions.
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
Environmental, social, and governance (“ESG”) programs and goals, which are often aspirational, typically include voluntary targets related to environmental stewardship, social responsibility, and corporate governance matters, have become an increasing focus of certain investors and stockholders across the industry that often have conflicting priorities and perspectives. While reporting on ESG metrics, generally speaking, is currently voluntary, access to capital and investors has frequently favored companies with robust perceived strength in ESG topics or ESG programs in place. In March 2024, the SEC finalized rules establishing a framework for the reporting of climate risks, targets, and metrics. However, the future of the rule is uncertain at this time given that its implementation has been stayed pending the outcome of legal challenges, with such litigation held in abeyance until the SEC repeals, reconsiders, or otherwise modifies the rule. In March 2025, the SEC voted to end its defense of the rule, though to date no further action has been taken to repeal the rule. Similarly, certain states have enacted or are otherwise considering disclosure requirements for certain climate-related risks. Enhanced climate-related disclosure requirements could increase our operators’ operating costs and lead to reputational or other harm with customers, regulators, or other stakeholders to the extent our, disclosures do not meet their own standards or expectations. These rules, if adopted, along with increasing pressure related to ESG from the investor community could lead to increased operating costs that would materially adversely affect our operating partners and our revenues and results of operations.
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
Human Capital Resources
As of December 31, 2025, we had six full time employees. We have an MSA with the Manager, pursuant to which the Manager provides general and administrative, engineering, land, contract administration, tax, accounting, legal and compliance services to us.
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
We share a portion of the Manager’s office space (which consists of approximately 18,400 square feet), pursuant to the MSA. We believe our office space is sufficient to meet our needs and that additional office space can be obtained if necessary.
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
•the outbreak or escalation of military hostilities, including between Russia and Ukraine, Israel and Hamas, the U.S., Israel and Iran, continued instability in the Middle East, and the potential destabilizing effect such conflicts may pose for the European continent or the global oil and natural gas markets;
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
A portion of our acreage is not currently held by production or held by operations. Unless production in paying quantities is established or operations are commenced on units containing these leases during their terms, the leases will expire. If our leases expire and we are unable to renew the leases, we will lose our right to participate in the development of the related Properties. Drilling plans for these areas are generally in the discretion of third-party operators and are subject to change based on various factors that are beyond our control, such as: the availability and cost of capital, equipment, services and personnel; seasonal conditions; regulatory and third-party approvals; oil and natural gas prices; results of title work; gathering system and other transportation constraints; drilling costs and results; and production costs. As of December 31, 2025, we had leases that were not developed that represented 3,922 net acres potentially expiring in 2026, 1,065 net acres potentially expiring in 2027 and 5,524 net acres potentially expiring in 2028 and beyond.

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
In 2025, 2024, and 2023, we were required to write down the carrying value of certain properties that constitute our oil and natural gas properties, and further writedowns could be required by us in the future. Under the successful efforts method of accounting, capitalized costs related to proved oil and natural gas properties, including wells and related support equipment and facilities, are evaluated for impairment on an annual basis, or more frequently if indicators of impairment exist. If undiscounted cash flows are insufficient to recover the net capitalized costs, an impairment charge for the difference between the net capitalized cost of proved properties and their estimated fair values is recognized. A substantial or extended decline in oil or natural gas prices, could result in future impairments of our proved oil and natural gas properties.
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
Approximately 24% of our estimated net proved reserves volumes were classified as proved undeveloped as of December 31, 2025. Development of these reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves or increases in costs to drill and develop such reserves will reduce the PV-10 value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our proved reserves as unproved reserves.
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
We and our operating partners depend on computer and telecommunications systems and other information and operational technology systems, and failures in those systems or cybersecurity threats, attacks and other disruptions could significantly disrupt our business operations.
We and the Manager have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business. In addition, we and the Manager have developed or may develop proprietary software systems, management techniques and other information and operational technologies incorporating software licensed from third parties. It is possible that we, the Manager, or these third parties, could incur interruptions from cybersecurity attacks, computer viruses or malware, user error, or that third-party service providers could cause a breach of our systems or our data. We believe that we and the Manager have positive relations with their information and operational technology vendors; however, any interruptions to our or the Manager’s arrangements with third parties for their computing, communications, or operational infrastructure or any other interruptions to, or breaches of, their information or operational systems could lead to data corruption, communication interruption, corruption or loss of sensitive or confidential information, misdirected wire transfers, and an inability to perform services for our customers; complete or settle transactions; maintain our books and records; prevent environmental damage; and maintain communications or operations; or otherwise significantly disrupt our business operations. Although we and the Manager utilize various procedures and controls designed to monitor these threats and mitigate exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. Furthermore, various third-party resources that we or the Manager rely on, directly or indirectly, in the operation of our business (such as pipelines and other infrastructure) could suffer interruptions or breaches from cyberattacks or similar events that are entirely outside the control of us or the Manager, and any such events could significantly disrupt our business operations and/or have a material adverse effect on our results of operations and financial condition. As of the date of this Annual Report, we have not, to our knowledge, experienced any material losses relating to cyberattacks; however, there can be no assurance that we will not suffer material losses in the future.
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
Environmental laws and regulations change frequently and tend to become more stringent over time, and the implementation of new, or the modification of existing, laws or regulations could adversely affect our business. For example, the regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. In December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc that set standards for emission capture and control systems and equipment, leak detection equipment and monitoring, and so-called “green well” completion requirements. Fines and penalties for violations of these rules can be substantial. The rules have been subject to legal challenge, and in February 2025, the D.C. Circuit granted the EPA’s motion to hold the cases in abeyance while the agency reviews the final rules. In March 2025, the EPA announced plans to reconsider Subparts OOOOb and OOOOc, and in November 2025, the EPA issued an interim final rule extending several compliance for certain provisions in the December 2023 rule. Litigation challenging the interim final rule remains pending. We cannot predict when or whether the EPA or the Trump administration may take further action to repeal or modify the final rules, we cannot predict the substance or timing of such changes, if any. However, the requirements of the EPA’s final methane rules have the potential to increase the operating costs of our operators and thus may adversely affect our financial results and cash flows. Moreover, failure to comply with these CAA requirements can result in the imposition of substantial fines and penalties as well as costly injunctive relief. These rules could further increase the cost of development and operation of the Properties.
Additionally, some states in which the Properties are located, such as Colorado and New Mexico, have adopted stringent rules and regulations to reduce methane emissions and emissions of other hydrocarbons, VOCs, and nitrogen oxides associated with oil and gas facilities. For example, the Colorado Department of Public Health and Environment’s Air Quality Control Commission (“AQCC”) have adopted more stringent standards for leak detection and repair inspection frequency, pipeline and compressor station inspection and maintenance frequencies, the development of pre-production air monitoring plans at certain oil and gas facilities, enclosed combustion device testing, a methane intensity reduction requirement based on statewide volume of production and additional measures for reducing and eliminating emissions from pneumatic devices. AQCC is expected to undertake several additional rulemaking efforts to further reduce emissions over the next several years, and in February 2026, adopted regulations to reduce methane emissions from oil and gas operations in line with the federal Subparts OOOOb and OOOOc. Additionally, the Colorado Energy and Carbon Management Commission in October 2024 finalized rules that consider the cumulative impacts of air emissions from oil and gas projects in permitting decisions. State rules and regulations such as these could significantly increase the costs to develop and operate the Properties, result in a delay in operations or decreased production, and may affect acquisition costs.
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
Flowback and produced water or certain other field fluids gathered from oil and natural gas exploration and production operations are often injected or disposed of in underground disposal wells. This disposal process has been linked to increased induced seismicity events in certain areas of the country. Certain states (including states in which the Properties are located) have begun to consider or adopt laws and regulations that may restrict or otherwise prohibit oilfield fluid disposal in certain areas or in underground disposal wells, and state agencies implementing these requirements may issue orders directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations or impose standards related to disposal well construction and monitoring. For example, the Colorado Oil and Gas Conservation Commission adopted regulations in November 2020 that impose various new requirements on the underground injection of fluid wastes to further seismic safety and protection of the environment. In recent years, the RRC has also imposed prohibitions and restrictions on SWD wells in response to a number of earthquakes in the Midland Basin.

Most recently, in May 2025, the RRC released updated guidance for disposal well permits in the Permian Basin that placed new limits on maximum injection pressure and volumes to ensure safety. Such restrictions and requirements could limit oil and gas well exploration and production activities underlying the investments or increase the cost of those activities if wastewater disposal options become limited (see Item 1. "Business - Governmental Regulation and Environmental Matters - Environmental Matters" for further discussion).
Specific climate legislation and regulation regarding emissions of carbon dioxide, methane, and other greenhouse gases may develop or be enacted, which could adversely affect the oil and gas industry and demand for the oil and gas produced from the Properties.
The energy industry is affected from time to time in varying degrees by political developments and a wide range of federal, tribal, state and local statutes, rules, orders and regulations that may, in turn, affect the operations and costs of the companies engaged in the energy industry. Notwithstanding the EPA’s final rule in February 2026 revoking the GHG “Endangerment Finding” that provides the basis for its authority to regulate GHG emissions, the EPA under previous administrations has adopted regulations under existing provisions of the CAA that, among other things, require preconstruction and operating permits for GHG emissions from certain large stationary sources that already emit conventional pollutants above a certain threshold. Litigation has already been filed challenging the February 2026 rule, and while we cannot predict the final outcome, as a result, there is significant uncertainty with respect to regulation of GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which may include operations on the Properties. Further, the IRA, which the U.S. Congress passed in August 2022, includes a charge for excess methane emissions from certain oil and gas facilities, though the EPA’s rule implementing the charge was revoked in March 2025 following a Joint Resolution of Disapproval under the Congressional Review Act, and the One Big Beautiful Bill Act, passed in July 2025, delayed implementation of the charge until 2034.
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
In addition, spurred by increasing concerns regarding climate change, the oil and natural gas industry faces demand for corporate transparency and a demonstrated commitment to sustainability goals. ESG programs and goals, which are often aspirational, and which may include voluntary targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing, and sometimes conflicting, focus of certain investors and stakeholders, and companies that are perceived to be ESG laggards or are without robust ESG programs may find access to capital and investors more challenging in the future. Further, while reporting on most ESG information is, generally, currently voluntary, in March 2024, the SEC finalized rules establishing a framework for the reporting of climate risks, targets, and metrics. However, the future of the rule is uncertain at this time given that its implementation has been stayed pending the outcome of legal challenges, with such litigation held in abeyance until the SEC repeals, reconsiders, or otherwise modifies the rule. In March 2025, the SEC voted to end its defense of the rule, though to date no further action has been taken to repeal the rule.
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

In addition, certain organizations that provide information, ratings or proxy advisory services to investors on corporate governance and related matters have developed processes for evaluating companies on their approach to ESG matters. Such ratings or recommendations are used by some investors to inform their investment and voting decisions. Although this trend has waned recently, to the extent unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets leads to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, such ratings could have a negative impact on our access to and costs of capital or the ability to complete projects. Certain financial institutions may also, of their own accord, elect not to provide or place additional restrictions on funding or insurance for fossil fuel energy companies based on climate change related concerns, which could affect our access to capital for potential growth projects.
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
In addition, the shares of our common stock reserved for future issuance under the Granite Ridge 2022 Omnibus Incentive Plan (the “Incentive Plan”) will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting requirements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144. The maximum number of shares of our common stock reserved for issuance to directors, officers, employees and consultants or advisors employed by or providing service to the Company under our equity incentive plans is 6.5 million, which represented approximately 4.9% of the shares of our common stock outstanding following the consummation of the Business Combination. As of December 31, 2025, the Company had 3.8 million shares of common stock remaining available for future awards under the Incentive Plan. We have filed a registration statement on Form S-8 under the Securities Act of 1933, as amended (the "Securities Act") to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to the Incentive Plan. Accordingly, shares registered under such registration statements are available for sale in the open market.
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
Grey Rock Energy Partners GP III, L.P. ("Grey Rock Fund III"), pursuant to a Voting Agreement, dated as of August 25, 2023, by and among Grey Rock Fund III, Grey Rock Energy Partners GP II, L.P., and the other stockholders party thereto, controls a majority of our voting common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the rules of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
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
We paid dividends of $57.7 million, or $0.44 per share, and $57.5 million, or $0.44 per share during the years ended December 31, 2025 and 2024, respectively. However, our Board of Directors is not obligated to make any future dividend payments. Instead, the declaration and payment of dividends are at the discretion of our Board of Directors and depend on a number of factors, including applicable law, economic conditions, financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in the Credit Agreement, and other factors our Board of Directors deems relevant. There can be no assurance that dividends will be declared in the future, or if declared, that the amount will be consistent with historical levels.
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
The ongoing military conflicts between Ukraine and Russia, Israel and Hamas, the joint U.S.-Israel strikes on Iran, and continued instability in the Middle East has caused unstable market and economic conditions and is expected to have additional global consequences, such as heightened risks of cyberattacks. Our business, financial condition, and results of operations may be materially adversely affected by the negative global and economic impact resulting from these conflicts or any other geopolitical tensions.

Worldwide economic, political and military events, including war, terrorist activity, and events in the Middle East, have contributed, and are likely to continue to contribute, to oil and natural gas price volatility. For example, the ongoing armed conflicts between Russia and Ukraine, Israel and Hamas, the U.S., Israel and Iran and the continuation of, and the escalation in the severity of, these conflicts has led to extreme regional instability, caused dramatic fluctuations in global financial markets and has increased the level of global economic uncertainty, including uncertainty about world-wide oil supply and demand, which in turn has caused increased volatility in commodity prices. Further, the Houthi movement, which controls parts of Yemen, has targeted and launched numerous attacks on Israeli, American and international commercial marine vessels in the Red Sea as the ships approach the Suez Canal, resulting in many shipping companies re-routing to avoid the region altogether and worsening existing supply chain issues, including delays in supplier deliveries, extended lead times and increased cost of freight, impacts to the shipping of oil and gas, insurance and materials. The joint U.S.-Israel military strikes on Iran have heightened the potential for further conflict with Iran, a major oil producer. Continued hostilities involving the Houthi movement in Yemen and the Hezbollah movement in Lebanon have further contributed to instability in the region.
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
In recent years, the United States increased tariffs for certain goods, which triggered other nations to also increase tariffs on certain of their goods. The Trump administration has made many announcements regarding tariffs and the extent and, although the Supreme Court recently ruled that certain reciprocal tariffs are unconstitutional, the duration of other existing tariffs or the imposition of new tariffs remain uncertain. If maintained or implemented, tariffs and the potential escalation of trade disputes could pose a risk to our business and also directly impact our operating expenses. For example, previously announced 25% tariffs on imported steel are likely to lead to increased material costs.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the importance of implementing and maintaining measures to safeguard our information and operational technology systems and data. We and the Manager have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business. In addition, we and the Manager have developed or may develop proprietary software systems, management techniques and other information and operational technologies incorporating software licensed from third parties. The Company integrates cybersecurity risks into its overall enterprise risk management program. Pursuant to the MSA, the Manager provides us with back-office services, including services for the management of our data and cybersecurity risk. Together with the Manager, we seek to assess, identify, and manage cybersecurity risks with the help of independent cybersecurity services as follows: (i) we have a multi-layered system designed to protect and monitor data and cybersecurity risk, which includes the use of firewalls and protection software, and an independent cybersecurity vendor regularly assesses our cybersecurity safeguards and updates our cybersecurity infrastructure, procedures, policies, and education programs, as appropriate; (ii) we have monitoring and detection systems designed to identify cybersecurity incidents, and we have an incident response plan designed to provide action to contain cybersecurity incidents, mitigate their impact, and restore our normal operations; (iii) we require our employees and contractors to receive annual cybersecurity awareness training and incident response plan training; and (iv) we have access controls designed to provide users of the systems containing our data with access consistent with the principle of least privilege, which requires that users be given no more access than necessary to complete their job functions.

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
Estimated Net Proved Reserves
The tables below summarize our estimated net proved reserves at December 31, 2025, based on reports prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), our third-party independent reserve engineers. In preparing its reports, NSAI evaluated properties representing all of our proved reserves at December 31, 2025 in accordance with the rules and regulations of the SEC applicable to companies involved in oil and natural gas producing activities. Our estimated net proved reserves in the table below do not include probable or possible reserves and do not in any way include or reflect our commodity derivatives. All of our proved reserves are located in the United States. The following table sets forth summary information by reserve category with respect to estimated proved reserves at December 31, 2025:

	SEC Pricing Proved Reserves(1)
	Reserve Volumes				PV-10(3)
Reserve Category	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)(2)	%	Amount (in thousands)	%
Proved developed producing	21,141	155,327	47,029	75%	$763,594	85%
Proved developed non-producing	357	834	496	1%	14,389	2%
Proved undeveloped	9,075	34,482	14,822	24%	118,902	13%
Total proved	30,573	190,643	62,347	100%	$896,885	100%

Total proved developed	21,498	156,161	47,525	76%	$777,983	87%
__________________________________________
(1)The SEC Pricing Proved Reserves table above values oil and natural gas reserve quantities and related discounted future net cash flows as of December 31, 2025 based on average prices of $66.01 per barrel of oil and $3.39 per MMbtu of natural gas. Under SEC guidelines, these prices represent the average prices per barrel of oil and per MMbtu of natural gas at the beginning of each month in the 12-month period prior to the end of the reporting period. These prices are adjusted for location and quality differentials.
(2)Boe are computed based on a conversion ratio of one Boe for each barrel of oil and one Boe for every 6,000 cubic feet (i.e., 6 Mcf) of natural gas.
(3)Pre-tax PV10% or “PV-10”, is a non-GAAP financial measure and is derived from the standardized measure of discounted future net cash flows, which is the most directly comparable U.S. GAAP measure. The amounts disclosed in the table above include net abandonment costs of $26.5 million as of December 31, 2025. See “Reconciliation of PV-10 to Standardized Measure” below.
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
The following table provides a reconciliation of the pre-tax PV10% value of our SEC Pricing Proved Reserves as of December 31, 2025, 2024 and 2023 to the Standardized Measure of Discounted Future Net Cash Flows.
Standardized Measure Reconciliation

	December 31,
(in thousands)	2025	2024	2023
Pre-tax present value of estimated future net revenues (Pre-Tax PV10%)	$896,885	$841,929	$856,428
Future income taxes, discounted at 10%	(107,004)	(120,961)	(134,520)
Standardized measure of discounted future net cash flows	$789,881	$720,968	$721,908
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
Proved Undeveloped Reserves
At December 31, 2025, we had approximately 14,822 MBoe of proved undeveloped reserves as compared to 15,362 MBoe at December 31, 2024. A reconciliation of the change in proved undeveloped reserves during 2025 is as follows:

MBoe
Estimated proved undeveloped reserves at December 31, 2024	15,362
Extensions and discoveries	3,250
Acquisition of reserves	6,089
Divestiture of reserves	—
Conversion to proved developed reserves	(6,640)
Revisions of previous estimates	(3,239)
Estimated proved undeveloped reserves at December 31, 2025	14,822
__________________________________________
•Extensions and discoveries. In 2025, proved undeveloped reserves increased by 3,250 MBoe as a result of new proved undeveloped locations added primarily in the Permian Basin.
•Acquisition of reserves. In 2025, acquisitions of proved undeveloped reserves of 6,089 MBoe were primarily attributable to the acquisitions of oil and natural gas properties in the Permian Basin. See Note 5 of the Notes to Consolidated Financial Statements for additional discussion of acquisitions during 2025.
•Conversion to proved developed reserves. In 2025, development of oil and natural gas properties resulted in the conversion of 6,640 MBoe from proved undeveloped reserves to proved developed reserves. We incurred development costs of approximately $134.0 million related to these locations.
•Revisions of previous estimates. In 2025, revisions of previous estimates decreased proved undeveloped reserves by 3,239 MBoe primarily due to the removal of undeveloped drilling locations as they were no longer expected to be developed within five years of their initial recognition as well as lower oil prices.

All of our recorded proved undeveloped reserves are scheduled to be drilled within five years of the date of their initial recognition.
At December 31, 2025, the PV-10 value of our proved undeveloped reserves amounted to 13% of the PV-10 value of our total proved reserves. There are numerous uncertainties regarding the proved and undeveloped reserves. The development of these reserves is dependent upon a number of factors which include, but are not limited to: financial targets such as drilling within cash flow or reducing debt, drilling of obligatory wells, satisfactory rates of return on proposed drilling projects, and the levels of drilling activities by operators in areas where we hold leasehold interests. With 85% of the PV-10 value of our total proved reserves supported by producing wells, we believe we will have sufficient cash flows and adequate liquidity to execute our development plan. Based on SEC pricing as of December 31, 2025, estimated future development costs required for the development of proved undeveloped reserves are projected to be approximately $225.3 million over the next five years.
Independent Petroleum Engineers
We have engaged NSAI to independently prepare our estimated net proved reserves. NSAI is a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical expert primarily responsible for preparing the estimates set forth in the NSAI 2025 Reserve Report is Mr. Nathan Shahan. Mr. Shahan, a Licensed Professional Engineer in the State of Texas (No. 102389), has been practicing consulting petroleum engineering at NSAI since 2007 and has over 5 years of prior industry experience. He graduated from Texas A&M University in 2002 with a Bachelor of Science Degree in Petroleum Engineering and in 2007 with a Master of Engineering Degree in Petroleum Engineering. Mr. Shahan meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. He is a member of the Society of Petroleum Engineers and Society of Petroleum Evaluation Engineers.
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
Internal Controls Over Reserves Estimation Process
Pursuant to the MSA, the Manager provides us with engineering services. The Manager employs an internal reservoir engineering department which is led by the Manager’s Partner - Engineering, who is responsible for overseeing the internal preparation of our reserves pursuant to the MSA. The Manager’s Partner - Engineering has a degree in petroleum engineering from the University of Calgary and has over 25 years of oil and gas experience, with more than 20 years focused on reservoir engineering.
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

	Year Ended December 31,
	2025	2024	2023
Net Production:
Oil (MBbl)	5,855	4,483	4,162
Natural gas (MMcf)	34,912	27,944	28,266
Total (MBoe)(1)	11,674	9,140	8,873
Average Daily Production:
Oil (Bbl)	16,041	12,248	11,404
Natural gas (Mcf)	95,649	76,350	77,442
Total (Boe)(1)	31,984	24,973	24,311
Average Sales Prices:
Oil (per Bbl)	$61.63	$73.06	$76.18
Natural gas and related product sales (per Mcf)	2.56	1.88	2.72
Realized price (per Boe)	38.57	41.58	44.41
Costs and Expenses (per Boe):
Lease operating expenses	$7.27	$6.29	$6.82
Production and ad valorem taxes	$2.36	$2.85	$3.12
Depletion and accretion	$18.48	$19.31	$18.11
General and administrative	$2.66	$2.70	$3.15
__________________________________________
(1)Natural gas is converted to Boe using the ratio of one barrel of oil to six Mcf of natural gas.
Drilling and Development Activities
The following table sets forth the number of gross and net productive wells drilled in the years ended December 31, 2025, 2024 and 2023. The number of wells drilled refers to the number of wells completed at any time during the fiscal year, regardless of when drilling was initiated. As a non-operator, we do not invest in exploratory wells, and instead invest exclusively in development wells. While there is the potential that development wells may yield dry holes, we have not encountered this, other than mechanical dry holes. Therefore, drilling activity related to exploratory wells and dry holes was not applicable to us in the years presented below.

	December 31,
	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Productive development wells	322	38.40	299	23.43	314	24.55
Dry development wells(1)	—	—	—	—	2	0.57
(1) The dry hole category includes 2 (0.57 net) wells that were unsuccessful due to mechanical issues for the year ended December 31, 2023.
At December 31, 2025, we had 137 gross (12.18 net) wells for which drilling was either in-progress or were pending completion. These wells are not included in the table above.
The following table summarizes our cumulative gross and net productive oil and natural gas wells by basin at December 31, 2025. A significant majority of our wells in the Permian, Bakken, DJ, and Appalachian Basins are classified as oil wells, although they also produce natural gas and condensate. All of our wells in the Haynesville Basin are classified as natural gas wells. Our wells within the Eagle Ford Basin are classified as either oil or natural gas wells.

	December 31, 2025
	Gross Productive Wells			Net Productive Wells
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Permian	962	—	962	100.73	—	100.73
Eagle Ford	138	106	244	28.31	7.86	36.17
Bakken	998	—	998	39.81	—	39.81
Haynesville	—	187	187	—	19.21	19.21
DJ	1,127	18	1,145	44.94	1.28	46.22
Appalachian	63	3	66	2.59	0.01	2.60
Total	3,288	314	3,602	216.38	28.36	244.74
The following table summarizes our cumulative gross and net productive oil and natural gas wells by basin at December 31, 2024:

	December 31, 2024
	Gross Productive Wells			Net Productive Wells
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Permian	714	—	714	64.70	—	64.70
Eagle Ford	129	100	229	27.40	7.30	34.70
Bakken	985	—	985	39.80	—	39.80
Haynesville	—	127	127	—	17.20	17.20
DJ	1,070	15	1,085	44.60	1.30	45.90
Appalachian	6	—	6	0.10	—	0.10
Total	2,904	242	3,146	176.60	25.80	202.40
The following table summarizes our cumulative gross and net productive oil and natural gas wells by basin at December 31, 2023:

	December 31, 2023
	Gross Productive Wells			Net Productive Wells
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Permian	575	1	576	46.30	—	46.30
Eagle Ford	120	93	213	24.80	6.90	31.70
Bakken	938	—	938	39.00	—	39.00
Haynesville	—	117	117	—	16.40	16.40
DJ	967	15	982	42.20	0.90	43.10
Total	2,600	226	2,826	152.30	24.20	176.50

Developed and Undeveloped Acreage
The following table summarizes our estimated gross and net developed and undeveloped acreage by area at December 31, 2025.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Permian	73,811	20,529	21,811	9,661	95,622	30,190
Eagle Ford	25,805	4,244	1,229	122	27,034	4,366
Bakken	169,897	13,167	—	—	169,897	13,167
Haynesville	55,962	5,318	2,449	177	58,411	5,495
DJ	22,749	2,502	—	—	22,749	2,502
Appalachian	7,028	1,774	7,910	2,544	14,938	4,318
Total:	355,252	47,534	33,399	12,504	388,651	60,038
Acreage Expirations
As a non-operator, we are subject to lease expirations if an operator does not commence the development of operations within the agreed terms of our leases. All of our leases for undeveloped acreage summarized in the table below will expire at the end of their respective primary terms, unless we renew the existing leases, establish commercial production from the acreage or some other “savings clause” is exercised. In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have been commenced. While we generally expect to establish production from most of our acreage prior to expiration of the applicable lease terms, there can be no guarantee we can do so. The following table sets forth the future expiration amounts of our gross and net undeveloped acreage at December 31, 2025 by area:

	2026		2027		2028 and Thereafter
	Gross	Net	Gross	Net	Gross	Net
Permian(1)	9,147	3,670	1,875	1,036	8,476	3,568
Eagle Ford(1)	2,571	251	—	—	—	—
Haynesville	29	1	592	28	—	—
Appalachian	—	—	3	1	3,108	1,956
Total:	11,747	3,922	2,470	1,065	11,584	5,524
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

Item 3. Legal Proceedings
Our Company was not a party to any material legal proceedings during the year ended December 31, 2025. In the future, the Company may be subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities
Market Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol “GRNT”.
As of March 2, 2026 there were 62 holders of record of our common stock.
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
Share Performance Graph
The following graph compares the cumulative return on a $100 investment in our common stock from December 31, 2022 through December 31, 2025, to that of the cumulative return on a $100 investment in the S&P 500 Index and the SPDR S&P Oil & Gas Exploration & Production ETF for the same period. In calculating the cumulative return, reinvestment of dividends, if any, is assumed.
This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before, on, or after the date hereof and irrespective of any general incorporation language in any such filing. This graph is included in accordance with the SEC’s disclosure rules. This historic stock performance is not indicative of future stock performance.

Repurchases of Equity Securities
During the quarter ended December 31, 2025, the Company did not repurchase any shares of common stock.
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
As of December 31, 2025, we owned an interest in 3,602 gross (245 net) producing wells, 355,252 gross (47,534 net) developed acres, and 33,399 gross (12,504 net) undeveloped acres, all located in the United States.
Our average daily production for the year ended December 31, 2025 was 31,984 Boe per day.

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
Impairment expense
We evaluate capitalized costs related to proved and unproved oil and natural gas properties, including wells and related oil sales support equipment and facilities, for recoverability when indicators of impairment exist. If undiscounted cash flows are insufficient to recover the net capitalized costs of proved properties, we recognize an impairment charge for the difference between the net capitalized cost of proved properties and their estimated fair values. Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects.
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
Our oil price differential to the NYMEX benchmark price during 2025, 2024 and 2023 was $(3.76) per barrel, $(3.57) per barrel and $(1.40) per barrel, respectively. Our natural gas price differential during 2025, 2024 and 2023 was $(0.96) per Mcf, $(0.31) per Mcf and $0.19 per Mcf, respectively.
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
Prices for various quantities of natural gas and oil that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX prices for oil and natural gas for the years ended December 31, 2025, 2024 and 2023.

	December 31,
	2025	2024	2023
Average NYMEX Prices(1)
Oil (per Bbl)	$65.39	$76.63	$77.58
Natural gas (per Mcf)	$3.52	$2.19	$2.53
__________________________________________
(1)Based on average NYMEX closing prices.
Results of Operations
The following tables and related discussion set forth key operating and financial data as of and for the years ended December 31, 2025 and 2024. For similar operating and financial data and discussion of our 2024 results compared to our 2023 results, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of our annual report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 6, 2025. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Year Ended December 31,
	2025	2024
Net Sales (in thousands):
Oil sales	$360,832	$327,491
Natural gas and related product sales	89,474	52,539
Revenues	450,306	380,030
Net Production:
Oil (MBbl)	5,855	4,483
Natural gas (MMcf)	34,912	27,944
Total (MBoe)(1)	11,674	9,140
Average Daily Production:
Oil (Bbl)	16,041	12,248
Natural gas (Mcf)	95,649	76,350
Total (Boe)(1)	31,984	24,973
Average Sales Prices:
Oil (per Bbl)	$61.63	$73.06
Effect of gain on settled oil derivatives on average price (per Bbl)	0.28	0.34
Oil net of settled oil derivatives (per Bbl)(2)	$61.91	$73.40
Natural gas and related product sales (per Mcf)	$2.56	$1.88
Effect of gain on settled natural gas derivatives on average price (per Mcf)	0.08	0.53
Natural gas and related product sales net of settled natural gas derivatives (per Mcf)(2)	$2.64	$2.41
Realized price on a Boe basis excluding settled commodity derivatives	$38.57	$41.58
Effect of gain on settled commodity derivatives on average price (per Boe)	0.38	1.79
Realized price on a Boe basis including settled commodity derivatives(2)	$38.95	$43.37
Operating Expenses (in thousands):
Lease operating expenses	$84,903	$57,461
Production and ad valorem taxes	27,554	26,007
Depletion and accretion expense	215,701	176,529
Impairments of long-lived assets	44,654	36,369
General and administrative	31,009	24,649
Costs and Expenses (per Boe):
Lease operating expenses	$7.27	$6.29
Production and ad valorem taxes	2.36	2.85
Depletion and accretion	18.48	19.31
Impairments of long-lived assets	3.83	3.98
General and administrative	2.66	2.70
Net Producing Wells at Period-End:	244.74	202.40
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

Oil, Natural Gas and Related Product Sales
Our revenues vary from year to year primarily due to changes in realized commodity prices and production volumes. Our oil and natural gas sales for the year ended December 31, 2025 increased 18% from the year ended December 31, 2024. Oil revenues for the year ended December 31, 2025 increased by 10% compared to the same period in 2024, driven by an 31% increase in production, partially offset by a 16% decrease in realized prices, excluding the effect of settled derivatives. Natural gas revenues increased by 70% for the year ended December 31, 2025 compared to 2024, driven by a 36% increase in realized natural gas prices, excluding the effect of settled commodity derivatives, and a 25% increase in production.
Production from oil and gas properties increased because of drilling success and the acquisition of additional net revenue interests. This increase in total production is offset by the natural decline of the production rate of existing oil and natural gas wells. The number of wells we participated in increased from 202.40 net wells in 2024 to 244.74 net wells in 2025.
The following table sets forth information regarding our oil and natural gas production by basin.

	Year Ended December 31,
	2025	2024
Net Production:
Oil (MBbl)
Permian	4,288	2,956
Eagle Ford	387	638
Bakken	465	561
Haynesville	—	—
DJ	373	322
Appalachian	342	6
Total	5,855	4,483
Natural Gas (MMcf)
Permian	18,744	11,229
Eagle Ford	3,224	3,847
Bakken	1,150	1,235
Haynesville	8,212	9,264
DJ	2,240	2,345
Appalachian	1,342	24
Total	34,912	27,944
Total (MBoe)
Permian	7,412	4,828
Eagle Ford	924	1,279
Bakken	657	767
Haynesville	1,369	1,544
DJ	746	712
Appalachian	566	10
Total	11,674	9,140
Lease Operating Expenses
Lease operating expenses were $84.9 million ($7.27 per Boe) for the year ended December 31, 2025, a increase of 48% from $57.5 million ($6.29 per Boe) for 2024. The increase was primarily due to a $6.2 million increase in saltwater disposal costs, as well as a $4.0 million increase in contract labor. Additionally, there has been an increase in certain other lease operating expenses as a result of an increase in well count due to acquisitions and additional wells successfully drilled and completed.

Production and Ad Valorem Taxes
We generally pay production taxes based on realized oil and natural gas sales. Production taxes were $22.4 million ($1.92 per Boe) for the year ended December 31, 2025 compared to $21.0 million ($2.30 per Boe) for 2024. As a percentage of oil and natural gas sales, our production taxes were 5% and 6% for the years ended December 31, 2025 and 2024, respectively.
Production taxes generally fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.
Ad valorem taxes increased during the year ended December 31, 2025 as compared to 2024, primarily due to additional wells drilled and completed and new wells acquired.
Depletion and Accretion
Depletion and accretion was $215.7 million ($18.48 per Boe) for the year ended December 31, 2025, an increase of 22% from $176.5 million ($19.31 per Boe) in 2024. The increase in depletion and accretion expense was primarily due to the increase in depletion expense resulting from the increase in production during the year ended December 31, 2025.
Impairment of Long-Lived Assets
During the years ended December 31, 2025 and 2024, we recognized impairment expense of $44.7 million and $36.4 million, respectively. As of December 31, 2025, as a result of the decline in oil prices in the Eagle Ford Basin, we compared the sum of the expected undiscounted future net cash flows to the carrying amount of the assets. As the carrying amount of the assets was higher than the expected undiscounted future net cash flows, an impairment loss of $44.7 million was recorded as the difference between the carrying value and the estimated fair value.
During the year ended December 31, 2024, as a result of widening differentials and higher production cost assumptions, it was determined that the carrying amount of proved oil and gas properties in the Bakken exceeded undiscounted future net cash flows. As a result, an impairment of $35.6 million was recorded to write-down the carrying value to the estimated fair value of the proved oil and gas properties. Additionally, for the year ended December 31, 2024, an impairment of 0.7 million to the Company's unproved properties in the Permian Basin as the operator of those properties no longer intends to drill certain locations.
General and Administrative
The following table provides components of our general and administrative expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
General and administrative expenses	$27,253	$22,351
Non-cash stock-based compensation	3,756	2,298
Total general and administrative expenses	$31,009	$24,649
Total general and administrative expenses were $31.0 million ($2.66 per Boe) for the year ended December 31, 2025, a increase of 26% from $24.6 million ($2.70 per Boe) in 2024. The increase was primarily due to severance expense incurred during the period as a result of a management transition as well as expenses related to capital market activities.

Gain/(Loss) on Derivatives – Commodity Derivatives
The following table summarizes the amounts reported as gain (loss) on derivatives - commodity derivatives in the condensed consolidated statements of operations for the years ended December 31, 2025, and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash receipts from commodity derivatives
Oil derivatives	$1,624	$1,503
Natural gas derivatives	2,835	14,860
Total net cash receipts from commodity derivatives	$4,459	$16,363
Unrealized gain (loss) on commodity derivatives
Oil derivatives	$15,084	$(5,508)
Natural gas derivatives	6,726	(11,763)
Power capacity contract	852	—
Total unrealized gain (loss) on commodity derivatives	$22,662	$(17,271)
Total gain (loss) on derivatives - commodity derivatives	$27,121	$(908)
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
Interest Expense
Interest expense was $25.5 million for the year ended December 31, 2025 compared to $18.5 million for 2024. The increase in interest expense was primarily due to a higher average outstanding balance on the revolving credit facility, as well as the issuance of $350.0 million aggregate principal amount of 8.875% senior unsecured notes in November 2025. See the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources" for more information.
Income Tax Expense (Benefit)
For the year ended December 31, 2025, we recorded income tax expense of $7.8 million, which included current income tax expense of $0.4 million and deferred income tax expense of $7.4 million. Our effective income tax rate of 24.2% for the year ended December 31, 2025 differs from the federal statutory rate of 21% due primarily to the impact of certain discrete items, state income taxes, and certain nontaxable or nondeductible items. For the year ended December 31, 2024, we recorded income tax expense of $6.2 million, which included current income tax expense of $0.2 million and deferred income tax expense of $6.0 million. Our effective income tax rate of 24.9% for the year ended December 31, 2024 differed from the federal statutory rate of 21% primarily due to the impact of certain discrete items and state income taxes.
Liquidity and Capital Resources
Our main sources of liquidity and capital resources as of the periods covered by this report have been internally generated cash flow from operations, credit facility borrowings, and the issuance of senior notes. Our primary use of capital has been for the development and acquisition of oil and natural gas properties. We continually monitor potential capital sources for opportunities to enhance liquidity or otherwise improve our financial position.
As of December 31, 2025, the Company had $350.0 million of principal debt outstanding on 8.875% senior unsecured notes (the “2029 Senior Notes”) and $50.0 million of debt outstanding under our senior secured revolving credit agreement (as amended, the “Credit Agreement”). We had $339.5 million of liquidity as of December 31, 2025, consisting of $324.7 million of committed borrowing availability under the Credit Agreement and $14.8 million of cash on hand.
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
Common stock dividends
We paid dividends of $57.7 million, or $0.44 per share, and $57.5 million, or $0.44 per share, during the years ended December 31, 2025 and 2024, respectively. On February 13, 2026, our Board of Directors declared a cash dividend of $0.11 per share for the first quarter of 2026 that will be paid on March 13, 2026 to stockholders of record as of February 27, 2026. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
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
Cash Flows
Our cash flows for the years ended December 31, 2025, 2024 and 2023 are presented below:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by operating activities	$296,414	$275,733	$302,867
Net cash used in investing activities	(409,808)	(310,768)	(356,676)
Net cash provided by financing activities	118,821	33,724	13,406
Net change in cash	$5,427	$(1,311)	$(40,403)
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
The $20.7 million increase in operating cash flows during the year ended December 31, 2025 as compared to 2024 was primarily due to the increase in oil and natural gas sales during 2025 as compared to 2024. Our net cash provided by operating activities included a benefit of $5.5 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.
Cash Flows Used in Investing Activities
For the year ended December 31, 2025, our net cash used in investing activities was $409.8 million, which consisted primarily of $300.8 million of capital expenditures for oil and natural gas properties and $118.5 million of acquisitions of oil and natural gas properties. These cash flows used in investing activities are partially offset by cash proceeds from refund of advances from operators of $4.3 million, and proceeds from the sale of equity investments of $5.0 million during 2025.

For the year ended December 31, 2024, our net cash used in investing activities was $310.8 million, which consisted primarily of $285.8 million of capital expenditures for oil and natural gas properties and $61.2 million of acquisitions of oil and natural gas properties. These cash flows used in investing activities are partially offset by proceeds from the disposal of oil and natural gas properties of 14.0 million and proceeds from refund of advances from operators of $19.7 million .
Cash Flows Provided by (Used in) Financing Activities
For the year ended December 31, 2025, our net cash provided by financing activities was $118.8 million primarily due to proceeds from senior notes, net of discount, of $336.0 million, partially offset by $155.0 million of net repayments under our Credit Agreement and $57.7 million of dividends paid on our common stock.
For the year ended December 31, 2024, our net cash provided by financing activities was $33.7 million primarily due to $95.0 million of net borrowings under our Credit Agreement, partially offset by $57.5 million of dividends paid on our common stock.
Granite Ridge Credit Agreement
At December 31, 2025, the Company had outstanding borrowings of $50.0 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $324.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company's and its restricted subsidiaries' assets.
On April 29, 2025, the Company and its lenders entered into the Fifth Amendment to Credit Agreement, which amended the Credit Agreement to, among other things, (i) increase the borrowing base from $325.0 million to $375.0 million, and (ii) increase the aggregate elected commitments from $325.0 million to $375.0 million.
On November 5, 2025, the Company and its lenders entered into the Sixth Amendment to Credit Agreement, which amended the Credit Agreement to, among other things, (i) reaffirm the borrowing base and aggregate elected commitment amounts at $375.0 million, (ii) permit the issuance of the 2029 Senior Notes (as defined below), (iii) extend the maturity date to the earliest to occur of (A) November 5, 2029 or (B) the date that is ninety-one days prior to the stated maturity date of the 2029 Senior Notes if any 2029 Senior Notes remain outstanding on such date, and (iv) adjust the interest payable on (A) SOFR loans to interest at a rate per annum equal to SOFR plus an applicable margin ranging from 275 to 375 basis points, depending on the percentage of the borrowing base utilized and (B) base rate loans to interest at a rate per annum equal to the greatest of: (a) the U.S. prime rate as publicly announced from time to time by Bank of America, N.A.; (b) the federal funds effective rate plus 50 basis points; (c) the adjusted SOFR rate for a one-month interest period plus 100 basis points; and (d) 100 basis points, plus, in the case of any base rate loan, an applicable margin ranging from 175 to 275 basis points, depending on the percentage of the borrowing base utilized.
2029 Senior Notes
On November 5, 2025, the Company, as issuer, completed an issuance of $350.0 million aggregate principal amount of 8.875% senior unsecured notes at 96.0% of par with stated maturity on November 5, 2029 (the “2029 Senior Notes”) pursuant to a note purchase agreement (the “Note Purchase Agreement”). The Company used the net proceeds from issuance of the 2029 Senior Notes to repay certain amounts under the Credit Agreement and to pay related fees and expenses. The Note Purchase Agreement allows the ability for the Company to incur up to $100.0 million of incremental notes for purposes of acquisition financing, subject to, among other things, the willingness of holders to provide such incremental notes and a pro forma net leverage ratio not greater than 2.00 to 1.00.
Interest is due to be paid at the end of each quarter, commencing December 31, 2025. In addition, the Company will repay quarterly 2.5% of the original principal amount of the notes issued on the closing date beginning on September 30, 2026. If quarterly scheduled repayments are missed, the coupon increases to 11.875% and the Company is restricted from making any dividend payments until all delinquent scheduled repayments have been fulfilled. The Company has $17.5 million included in current liabilities in our consolidated balance sheets related to quarterly principal repayments due within the next 12 months. On or after May 5, 2027 and on or prior to May 5, 2028, the Company may, at its option, redeem, at any time some or all of the 2029 Senior Notes at 103.0% of par, as set forth in the Note Purchase Agreement, plus accrued and unpaid interest, if any. Any redemption of the 2029 Senior Notes prior to May 5, 2027 is subject to payment of a make-whole amount. After May 5, 2028, the Company may redeem some or all of the Senior Notes at

100.0% of the principal amount thereof plus accrued and unpaid interest, if any. The principal remaining outstanding at the time of maturity is required to be paid in full by the Issuer.
Known Contractual and Other Obligations; Planned Capital Expenditures
Contractual and Other Obligations
•As of December 31, 2025, we had $50.0 million of debt outstanding under our Credit Agreement. See Note 8 of the Notes to the Consolidated Financial Statements for information regarding future interest payment obligations on our Credit Agreement.
•As of December 31, 2025, we had $350.0 million of principal debt outstanding on our 2029 Senior Notes with quarterly repayments of $8.75 million beginning September 30, 2026.
•We entered into the MSA with the Manager in which we pay the Manager an annual services fee for certain Granite Ridge group costs related to the operation of our oil and gas assets and other properties of $11.75 million, subject to annual CPI-based adjustments beginning January 1, 2027. The authority to increase the Services Fee up to a maximum total of $12.5 million annually has been delegated to management. See Note 10 of the Notes to the Consolidated Financial Statements.
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
Planned Capital Expenditures
For 2026, we are budgeting approximately $320 million to $360 million in total planned capital expenditures, including approximately $20 million to $30 million of acquisitions of oil and natural gas properties. We expect to fund planned capital expenditures with cash generated from operations and, if required, borrowings under our Credit Agreement.
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
Oil and Natural Gas Reserves
The determination of depletion and amortization expense as well as impairments that are recognized on our oil and natural gas properties are highly dependent on the estimates of the proved oil and natural gas reserves attributable to our properties. Our estimate of proved reserves is based on the quantities of oil and natural gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in the future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation, and judgment. For example, we must estimate the amount and timing of future operating costs, production taxes and development costs, all of which may in fact vary considerably from actual results. In addition, as the prices of oil and natural gas and cost levels change from year to year, the economics of producing our reserves may change and therefore the estimate of proved reserves may also change. As of December 31, 2025, approximately 24% of our total proved reserves were categorized as proved undeveloped reserves. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves, future cash flows from our reserves, and future development of our proved undeveloped reserves.
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
External petroleum engineers independently estimated all of the proved reserve quantities included in our Annual Report, which were prepared in accordance with the rules promulgated by the SEC. In connection with our external petroleum engineers performing their independent reserve estimations, we provided them our historical information, such as oil and natural gas production, realized commodity prices, and operating and development costs. We also provided ownership interest information with respect to our properties. The third-party independent reserve engineers, NSAI, evaluated 100% of our estimated proved reserve quantities and their related pre-tax future net cash flows as of December 31, 2025.

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
Depletion of oil and natural gas producing properties is determined using the units-of-production method. During the years ended December 31, 2025, 2024, and 2023, we recognized depletion expense of $214.8 million, $175.7 million and $160.2 million, respectively.
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
Impairment of Oil and Natural Gas Properties
All of our long-lived assets are monitored for potential impairment annually, or when circumstances indicate that the carrying value of an asset may be greater than management’s estimates of its future net cash flows, including cash flows from proved reserves and risk-adjusted probable and possible reserves. If the carrying value of the long-lived assets exceeds the sum of estimated undiscounted future net cash flows, an impairment loss is recognized for the difference between the estimated fair value, using the income or market approach, and the carrying value of the assets. The evaluations involve a significant amount of judgment since the results are based on estimated future events, such as future sales prices for oil and natural gas, future costs to develop and produce these products, estimates of future oil and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates, and other factors. The need to test an asset for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods.
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
We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. For the year ended December 31, 2025, a 10% increase in average commodity prices would have decreased the fair value of our collar option and swap commodity derivatives by $23.4 million. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
We generally use derivatives to economically hedge a portion of our anticipated future production. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under our Credit Agreement.
Interest Rate Risk
At December 31, 2025, our exposure to interest rate changes related primarily to the borrowings under the Credit Agreement as the 2029 Senior Notes bear a fixed interest rate. The interest we pay on these borrowings is set periodically based upon market rates. We had total indebtedness of $50.0 million outstanding under our Credit Agreement at December 31, 2025. The impact of a 100 basis point increase in the interest rate on this amount of debt would result in increased annual interest expense of approximately $0.5 million.
We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at December 31, 2025.

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
As of December 31, 2025, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective at a level of reasonable assurance.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in the Company’s internal control over financial reporting and determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Forvis Mazars, LLP, which audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.
Forvis Mazars, LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2025 and has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025. Please see their "Report of Independent Registered Public Accounting Firm" included below.
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
Opinion on the Internal Control Over Financial Reporting
We have audited Granite Ridge Resources Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and our report dated March 5, 2026 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definitions and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate
/s/ Forvis Mazars, LLP
Dallas, Texas
March 5, 2026
Item 9B. Other Information
Employment Agreement Amendments
Amendment No. 1 to Farquharson Employment Agreement
On March 4, 2026, the Company entered into Amendment No. 1 to the Employment Agreement, dated as of October 24, 2022, with Tyler S. Farquharson, the Company’s President and Chief Executive Officer (the “Farquharson Amendment”). The Farquharson Amendment modifies the separation benefits and change-in-control benefits provisions of Mr. Farquharson’s employment agreement as follows:
•Separation benefits. The Farquharson Amendment provides that, if Mr. Farquharson’s employment is terminated by the Company without Cause, by Mr. Farquharson for Good Reason, or due to non-renewal by the Company, Mr. Farquharson will be entitled to receive, in addition to any earned but unpaid salary or vacation time, approved but unreimbursed business expenses, and any benefits to which Mr. Farquharson has a vested entitlement, (i) an amount equal to two (2) times the sum of (a) his base salary in effect immediately before the termination date plus (b) his annual bonus received for the fiscal year preceding the termination date, payable in lump sum within sixty days of his termination date, and (ii) during the 18-month period following the termination date, monthly reimbursements for COBRA continuation coverage. In addition, in the event of termination due to death or disability, Mr. Farquharson will be entitled to a prorated annual bonus for the year in which termination occurs. All separation payments, with the exception of any COBRA reimbursements, are subject to Mr. Farquharson’s execution and delivery of a release of claims.
•Change-in-control benefits. The Farquharson Amendment extends the change-in-control protection period from six (6) months to twelve (12) months following a change-in-control effective date. If Mr. Farquharson is employed by the Company on the change-in-control effective date and his employment is terminated by the Company without Cause or by Mr. Farquharson for Good Reason within twelve (12) months following such date, he will be entitled to receive, in lieu of the separation benefits described above: (i) an amount equal to three (3) times the sum of (a) his base salary in effect immediately before the termination date plus (b) his annual bonus received for the fiscal year preceding the termination date, (ii) accelerated vesting of all outstanding awards issued under the LTIP, and (iii) monthly reimbursement for COBRA continuation coverage for 18 months following the termination date. All change-in-control payments, with the exception of any COBRA reimbursements, are subject to Mr. Farquharson’s execution and delivery of a release of claims.
All other material terms of Mr. Farquharson’s employment agreement remain unchanged.
The foregoing description of the Farquharson Amendment does not purport to be complete and is qualified in its entirety by the full text of the Farquharson Amendment, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2026.
Amendment No. 1 to Weimer Change of Control Termination Agreement
On March 4, 2026, the Company entered into Amendment No. 1 to the Change of Control Termination Agreement, dated as of March 6, 2024, with Kimberly A. Weimer, the Company’s Chief Accounting Officer (the “Weimer Amendment”). The Weimer Amendment modifies the change-in-control benefits provisions as follows:
•Change-in-control benefits. The Weimer Amendment extends the change-in-control protection period from six (6) months to twelve (12) months following a change-in-control effective date. Under the amended agreement, if Ms. Weimer is employed by the Company on the change-in-control effective date and her employment is terminated by the Company without Cause or by Ms. Weimer for Good Reason within twelve (12) months following such date, she will be entitled to receive the change-in-control benefits provided under the agreement.
All other material terms of Ms. Weimer’s Change of Control Termination Agreement remain unchanged.
The foregoing description of the Weimer Amendment does not purport to be complete and is qualified in its entirety by the full text of the Weimer Amendment, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2026.
Trading Plans
None of our directors or "officers," as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fourth fiscal quarter covered by this Annual Report.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 10 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2025.
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
Item 11. Executive Compensation
Item 11 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 13 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services
Item 14 will be incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2025.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following consolidated financial statements are included in “Index to Financial Statements”:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2025 and 2024
Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders Equity for the Years Ended December 31, 2025, 2024 and 2023
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

3.2	Amended and Restated Bylaws of Granite Ridge Resources, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2022).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2023).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Granite Ridge Resources, Inc.’s Registration Statement on Form S-4/A, filed with the SEC on September 12, 2022).

Exhibit No.	Description
4.3
Assignment, Assumption and Amendment Agreement, dated October 24, 2022 by and among Executive Network Partnering Corporation, Granite Ridge Resources, Inc. and Continental Stock Transfer & Trust Company and Granite Ridge Resources, Inc. (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2022).

4.4
Note Purchase Agreement, dated as of November 5, 2025, by and among Granite Ridge Resources, Inc., as issuer, the guarantors party thereto, the purchasers party thereto, and U.S. Bank Trust Company, National Association, as agent for the holders and as dissemination agent (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed November 7, 2025).

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

10.3
Amendment No. 1 to Management Services Agreement, dated as of December 10, 2025, by and between Granite Ridge Resources, Inc. and Grey Rock Administration, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 16, 2025).

10.4#	Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2022).
10.5#
Form of Restricted Stock Award Agreement under the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan for grants made prior to March 5, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

10.6#
Form of Restricted Stock Award Agreement under the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan for grants made on and after March 5, 2025 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K filed with the SEC on March 6, 2025).

10.7#
Form of Restricted Stock Award Agreement under the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan for grants made on June 12, 2025 and February 9, 2026 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filing filed with the SEC on June 12, 2025).

10.8#
Form of Performance Stock Unit Award Agreement under the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan for grants made containing certain Company performance metrics (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

10.9#
Form of Performance Stock Unit Award Agreement under the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan for grants made containing certain Company stock price metrics (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filing filed with the SEC on June 12, 2025).

10.10#
Form of Nonqualified Stock Option Award Agreement under the Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

10.11
Credit Agreement, dated October 24, 2022 by and among Granite Ridge Resources, Inc., as borrower, Texas Capital Bank, as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2022).

10.11.1
First Amendment to Credit Agreement, dated as of November 7, 2023, by and among Granite Ridge Resources, Inc., as borrower, Texas Capital Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 9, 2023).

10.11.2
Second Amendment to Credit Agreement, dated as of December 21, 2023, by and among Granite Ridge Resources, Inc., as borrower, Texas Capital Bank, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.7.2 to the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2024).

10.11.3
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

Exhibit No.	Description
10.11.4
Fourth Amendment to Credit Agreement, dated as of November 1, 2024, by and among Granite Ridge Resources, Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2024).

10.11.5
Fifth Amendment to Credit Agreement, dated as of April 29, 2025, by and among Granite Ridge Resources, Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 7, 2025).

10.11.6
Sixth Amendment to Credit Agreement, dated as of November 5, 2025, by and among Granite Ridge Resources, Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 7, 2025).

10.12
Form of Indemnity Agreement for Directors Affiliated with the Grey Rock funds (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2022).

10.13	Form of Indemnity Agreement for Officers and Outside Directors (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2022).
10.14#
Executive Employment Agreement between Tyler S. Farquharson and Granite Ridge Resources, Inc., dated October 24, 2022 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2022).

10.15#
Executive Employment Agreement between Ronald Kyle Kettler and Granite Ridge Resources, Inc., dated February 9, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2026).

10.16#
Executive Change in Control Termination Agreement between Kimberly Weimer and Granite Ridge Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2024).

10.17*†	Schedule to the ISDA 2002 Master Agreement, dated as of December 12, 2025, by and between Conduit Bravo LLC and Granite Ridge Ventures, LLC.
10.18*†	Transaction Confirmation, dated as of December 12, 2025, by and between Conduit Bravo LLC and Granite Ridge Ventures, LLC.
10.19*†	Omnibus Agreement, dated as of December 12, 2025, by and between Conduit Bravo LLC and Granite Ridge Ventures, LLC.
19.1	Granite Ridge Resources, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 6, 2025.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Forvis Mazars, LLP, independent registered accounting firm of Granite Ridge Resources, Inc.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
97.1	Granite Ridge Resources, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2024).
99.1*	Reserve Report of Granite Ridge Resources as of December 31, 2025.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Description
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________
*Filed herewith
#Indicates management plan or compensatory arrangement.
† Certain portions of this exhibit were redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE RIDGE RESOURCES, INC.

March 5, 2026	By:	/s/ TYLER S. FARQUHARSON
		Name:	Tyler S. Farquharson
		Title:	President and Chief Executive Officer

March 5, 2026	By:	/s/ R. KYLE KETTLER
		Name:	R. Kyle Kettler
		Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Tyler S. Farquharson	President and Chief Executive Officer	March 5, 2026
Tyler S. Farquharson	(Principal Executive Officer)

/s/ R. Kyle Kettler	Chief Financial Officer	March 5, 2026
R. Kyle Kettler	(Principal Financial Officer)

/s/ Kimberly A. Weimer	Chief Accounting Officer	March 5, 2026
Kimberly A. Weimer	(Principal Accounting Officer)

/s/ Matt Miller	Director and Co-Chairman of the Board	March 5, 2026
Matt Miller

/s/ Griffin Perry	Director and Co-Chairman of the Board	March 5, 2026
Griffin Perry

/s/ Amanda N. Coussens	Director	March 5, 2026
Amanda N. Coussens

/s/ Thaddeus Darden	Director	March 5, 2026
Thaddeus Darden

/s/ Michele J. Everard	Director	March 5, 2026
Michele J. Everard

/s/ Kirk Lazarine	Director	March 5, 2026
Kirk Lazarine

/s/ John McCartney	Director	March 5, 2026
John McCartney

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Granite Ridge Resources, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Granite Ridge Resources, Inc. (“Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2026, expressed an unqualified opinion.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.
We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Proved Oil and Gas Properties – Oil and Gas Reserves and the Impact to Depletion of Proved Properties – Refer to Note 2 to the financial statements
The Company follows the successful efforts method of accounting for oil and natural gas producing activities. As such, oil and gas properties are depleted using the unit-of-production method based on estimated proved reserves. The net book value of oil and gas properties was $1.04 billion as of December 31, 2025, and depletion expense was $214.8 million for the year then ended.
Proved oil and gas reserve estimates are based on geological and engineering interpretation and judgment. Significant judgment is required in evaluating geological and engineering data when estimating proved oil and gas reserves. Estimating reserves also requires the selection of inputs, including production volumes, oil and gas price assumptions, future operating and capital cost assumptions and production tax rates by jurisdiction, among others. Changes in these estimates, assumptions, or engineering data involve judgments which could have a significant impact on the depletion calculation.
Because of the complexity involved in estimating oil and gas reserves, the Company in addition to having in-house reserve engineers, used an independent third-party petroleum engineering firm to prepare the proved reserve estimates as of December 31, 2025.
Given the significant judgments made relating to the estimates and assumptions required to evaluate the Company’s oil and gas reserve quantities used in the depletion calculation, a high degree of auditor judgment and an increased extent of effort is required.
How the Critical Audit Matter Was Addressed in the Audit
•We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls related to the Company’s estimation of oil and gas reserves and the related future net cash flows.
•We evaluated the qualifications, experience, and objectivity of the Company’s specialist responsible for preparing the estimate.
•We evaluated the methods and the assumptions used by the Company’s specialist in the determination of the estimated total proved oil and gas reserves including production volumes, oil and gas price assumptions, future operating and capital cost assumptions, and production tax rates applied by basin.
•We tested the completeness and accuracy of the financial data used by the specialist in the determination of the estimated total proved oil and gas reserves.
•Additionally, related to proved undeveloped reserves, we evaluated the following:
•Historical conversions of proved undeveloped oil and gas reserves into proved developed oil and gas reserves;
•The Company’s intent and ability to develop; and
•The Company’s development plan for compliance with SEC requirements.
Estimate of Future Cash Flows of Proved Oil and Gas Reserves Used to Assess the Recoverability of the Carrying Value and Estimate the Fair Value of Oil and Gas Properties – Refer to Note 2 to the financial statements
The Company’s proved oil and gas properties are assessed for impairment when events or circumstances indicate the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the undiscounted cash flows is less than the carrying amount of the assets. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair value is recognized. Fair value of proved oil and gas properties is estimated by using the market or income approach, which includes discounting the estimated future cash flows of proved reserves. During the year ended December 31, 2025, the Company recorded an impairment of approximately $44.7 million related to its oil and gas properties.
The estimate of future cash flows of proved oil and gas reserves used to assess the recoverability of the carrying value and the discount rate applied to these cash flows used to estimate the fair value of oil and gas properties requires judgment. Significant judgment is required in the pricing and discount rate assumption required to determine the Company’s estimated fair value of oil and gas reserves. As such, there is a high degree of auditor judgment, and an increased extent of effort is required to audit these assumptions.
How the Critical Audit Matter Was Addressed in the Audit
•We obtained an understanding, evaluated the design and tested the operating effectiveness of controls relating to the Company’s impairment evaluation and fair value measurements.

•We evaluated the Company’s significant judgments and assumptions regarding the impairment case oil and gas reserve report used to determine impairment of proved oil and gas properties by performing the following:
◦We evaluated the reasonableness of the expected future commodity prices used in the impairment case reserve report by comparing to external sources.
◦We evaluated the reasonableness of the Company’s inputs and assumptions into the impairment case reserve report by analytically comparing the individual inputs and assumptions to the reserve report.
◦We engaged a valuation specialist to assess the reasonableness of the future net cash flows associated with the impairment case reserve report, including assessing the discount rate for reasonableness.
/s/ Forvis Mazars, LLP
We have served as the Company’s auditor since 2015.
Dallas, Texas
March 5, 2026

GRANITE RIDGE RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value and share data)	2025	2024
ASSETS
Current assets:
Cash	$14,846	$9,419
Revenue receivable	74,166	69,692
Advances to operators	2,682	19,959
Prepaid and other current assets	2,251	3,831
Derivative assets - commodity derivatives	13,978	537
Equity investments	10,960	31,783
Total current assets	118,883	135,221
Property and equipment:
Oil and gas properties, successful efforts method	1,897,388	1,540,021
Accumulated depletion	(857,832)	(643,051)
Total property and equipment, net	1,039,556	896,970
Long-term assets:
Derivative assets - commodity derivatives	3,743	—
Other long-term assets	5,889	4,288
Total long-term assets	9,632	4,288
Total assets	$1,168,071	$1,036,479
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$76,847	$99,440
Current portion of long-term debt	17,500	—
Other liabilities	810	546
Derivative liabilities - commodity derivatives	24	1,822
Total current liabilities	95,181	101,808
Long-term liabilities:
Long-term debt, net	367,832	205,000
Derivative liabilities - commodity derivatives	—	3,679
Asset retirement obligations	11,968	10,693
Deferred tax liability	87,330	79,946
Total long-term liabilities	467,130	299,318
Total liabilities	562,311	401,126
Commitments and contingencies (Note 11)
Stockholders' Equity:
Common stock, $0.0001 par value, 431,000,000 shares authorized, 136,941,978 and 136,417,677 issued at December 31, 2025 and 2024, respectively	14	14
Additional paid-in capital	659,228	655,472
Retained earnings	(17,286)	16,047
Treasury stock, at cost, 5,686,711 and 5,683,921 shares at December 31, 2025 and 2024, respectively	(36,196)	(36,180)
Total stockholders' equity	605,760	635,353
Total liabilities and stockholders' equity	$1,168,071	$1,036,479
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Revenues:
Oil and natural gas sales	$450,306	$380,030	$394,069
Operating costs and expenses:
Lease operating expenses	84,903	57,461	60,521
Production and ad valorem taxes	27,554	26,007	27,707
Depletion and accretion expense	215,701	176,529	160,662
Impairments of long-lived assets	44,654	36,369	26,496
General and administrative	31,009	24,649	27,920
Other, net	65	(241)	176
Total operating costs and expenses	403,886	320,774	303,482
Net operating income	46,420	59,256	90,587
Other income (expense):
Gain (loss) on derivatives - commodity derivatives	27,121	(908)	25,544
Interest expense, net	(25,500)	(18,470)	(5,315)
Loss on derivatives - common stock warrants	—	—	(5,742)
Gain (loss) on equity investments	(15,833)	(15,183)	508
Other income (expense)	(94)	271	—
Total other income (expense)	(14,306)	(34,290)	14,995
Income before income taxes	32,114	24,966	105,582
Income tax expense	7,761	6,207	24,483
Net income	$24,353	$18,759	$81,099

Net income per share:
Basic	$0.18	$0.14	$0.61
Diluted	$0.18	$0.14	$0.61
Weighted-average number of shares outstanding:
Basic	130,439	130,189	$133,093
Diluted	130,501	130,227	133,109
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Equity
(in thousands)	Shares	Amount			Shares	Amount
As of December 31, 2022	133,295	$13	$632,075	$32,388	(26)	$(229)	$664,247
Adoption of ASU No. 2016-13 (Note 2)	—	—	—	(118)	—	—	(118)
As of January 1, 2023	133,295	$13	$632,075	$32,270	(26)	$(229)	$664,129
Grants of restricted stock	403	—	—	—	—	—	—
Forfeitures of restricted stock	(13)	—	—	—	—	—	—
Cancellation of vesting shares	(221)	—	—	—	—	—	—
Vesting shares	—	—	1,287	—	—	—	1,287
Stock-based compensation	—	—	2,162	—	—	—	2,162
Purchase of treasury stock	—	—	—	—	(5,652)	(36,096)	(36,096)
Common stock dividend declared ($0.44 per share)	—	—	—	(58,587)	—	—	(58,587)
Common stock issued in warrant exchange	2,576	1	17,645	—	—	—	17,646
Common stock issued for exercise of warrants	1	—	5	—	—	—	5
Net income	—	—	—	81,099	—	—	81,099
As of December 31, 2023	136,041	$14	$653,174	$54,782	(5,678)	$(36,325)	$671,645
Grants of restricted stock	383	—	—	—	—	—	—
Forfeitures of restricted stock	(6)	—	—	—	—	—	—
Stock-based compensation	—	—	2,298	—	—	—	2,298
Purchase of treasury stock	—	—	—	—	(6)	(40)	(40)
Excise tax adjustments on treasury stock	—	—	—	—	—	185	185
Common stock dividend declared ($0.44 per share)	—	—	—	(57,494)	—	—	(57,494)
Net income	—	—	—	18,759	—	—	18,759
As of December 31, 2024	136,418	$14	$655,472	$16,047	(5,684)	$(36,180)	$635,353
Grants of restricted stock	626	—	—	—	—	—	—
Forfeitures of restricted stock	(115)	—	—	—	—	—	—
Stock-based compensation	13	—	3,756	—	—	—	3,756
Purchase of treasury stock	—	—	—	—	(3)	(16)	(16)
Common stock dividend declared ($0.44 per share)	—	—	—	(57,686)	—	—	(57,686)
Net income	—	—	—	24,353	—	—	24,353
As of December 31, 2025	136,942	$14	$659,228	$(17,286)	(5,687)	$(36,196)	$605,760
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating activities:
Net income	$24,353	$18,759	$81,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and accretion expense	215,701	176,529	160,662
Impairments of long-lived assets	44,654	36,369	26,496
Unrealized (gain) loss on derivatives - commodity derivatives	(22,662)	17,271	(2,649)
Stock-based compensation	3,756	2,298	2,162
Amortization of deferred financing costs and original issue discount	2,208	3,540	1,260
Loss on derivatives - common stock warrants	—	—	5,742
(Gain) loss on equity investments	15,833	15,183	(508)
Deferred income taxes	7,383	5,958	24,274
Other	(359)	(1,034)	(313)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Revenue receivable	(4,449)	3,288	(846)
Accounts payable and accrued liabilities	9,561	(1,153)	4,550
Prepaid and other current assets	693	(1,228)	588
Other liabilities	(258)	(47)	350
Net cash provided by operating activities	296,414	275,733	302,867
Investing activities:
Capital expenditures for oil and natural gas properties	(300,768)	(285,796)	(282,390)
Acquisition of oil and natural gas properties	(118,491)	(61,197)	(76,810)
Deposit on acquisition	—	(887)	—
Refund of advances to operators	4,285	19,655	2,464
Proceeds from the disposal of oil and natural gas properties	175	13,995	60
Proceeds from the sale of equity investments	4,991	3,462	—
Net cash used in investing activities	(409,808)	(310,768)	(356,676)
Financing activities:
Proceeds from borrowing on credit facilities	190,000	110,000	162,500
Repayments of borrowing on credit facilities	(345,000)	(15,000)	(52,500)
Proceeds from senior notes, net of discount	336,000	—	—
Deferred financing costs	(4,477)	(3,340)	(2,616)
Payment of expenses related to formation of Granite Ridge Resources, Inc.	—	—	(43)
Purchase of treasury shares	(16)	(442)	(35,353)
Payment of dividends	(57,686)	(57,494)	(58,587)
Proceeds from issuance of common stock	—	—	5
Net cash provided by financing activities	118,821	33,724	13,406
Net change in cash and restricted cash	5,427	(1,311)	(40,403)
Cash and restricted cash at beginning of year	9,419	10,730	51,133
Cash and restricted cash at end of year	$14,846	$9,419	$10,730
Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$(24,748)	$(14,472)	$(4,825)
Cash paid during the year for income taxes, net of refunds	$(549)	$(197)	$(742)
Supplemental disclosure of non-cash investing activities:
Oil and natural gas properties divested in exchange for equity securities	$—	$—	$49,920
Change in accrued capital expenditures included in accounts payable and accrued liabilities	$(10,900)	$36,736	$(12,325)
Advances to operators applied to development of oil and natural gas properties	$150,692	$121,922	$98,224
Cash and restricted cash:
Cash	$14,846	$9,419	$10,430
Restricted cash included in other long-term assets	—	—	300
Cash and restricted cash	$14,846	$9,419	$10,730
The accompanying notes are an integral part of these consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements

1.    Organization and Nature of Operations
Granite Ridge Resources, Inc. (together with its consolidated subsidiaries, “Granite Ridge” or the “Company”), a Delaware corporation, is a scaled energy company which aims to provide shareholders with exposure similar to energy private equity through operated partnerships and traditional non-operated assets in multiple basins throughout North America. The Company was initially formed in May 2022 for the purpose of the Business Combination (as defined below), and following the Business Combination, for the purpose of purchasing oil and natural gas assets in multiple basins in North America and realizing profits through participation in oil and natural gas wells.
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
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
Fund III, Fund I and Fund II were identified as entities under common control, in which all entities are ultimately controlled by the same party before and after the GREP Formation Transaction and therefore resulted in a change in reporting entity. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805-50-45-5, for transactions between entities under common control, the consolidated financial statements for periods prior to the GREP Formation Transaction were adjusted to retrospectively combine the previously separate entities for presentation purposes.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation, Principles of Consolidation and Reclassifications
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years' reported amounts to conform to the current year presentation.
Segment Reporting
The Company operates in one reporting segment, which is oil and natural gas development, exploration and production. All of the Company's operations are conducted in the geographic area of the United States. The reporting segment generates revenue through the sale of oil and natural gas. The Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, manages operations on a consolidated basis for purposes of evaluating operational performance and allocating resources. Net income, as reported within the Company’s consolidated statements of operations, is used by the CODM to assess performance for the oil and natural gas development, exploration and production segment. Significant segment expenses are the same as those reported in the consolidated statements of operations. Total assets, as reported within the Company’s consolidated balance sheets, is the measure of segment assets.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates of

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
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
Restricted cash consists of cash that is stated at cost, which approximates fair market value. Classification of restricted cash is based on the nature of the restrictions associated with the underlying assets. During 2024, the standby letters of credit associated with oil and natural gas lease agreements were terminated and, as a result, the Company had no restricted cash at December 31, 2025 or 2024.
Revenue Receivable
Revenue receivable is comprised of accrued oil and natural gas sales. The operators remit payment for production directly to the Company. In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding revenue receivable balance at the date of non-performance. The Company monitors this exposure primarily by reviewing credit ratings, financial statements and payment history. Revenue receivables are generally unsecured and are typically received from the operator one to three months after production. As of December 31, 2025 and 2024, the Company had an allowance for expected credit losses of $0.1 million and $0.2 million, which was based on a historical loss rate.
The Company considers forecasts of future economic conditions in the estimate of its expected credit losses, in particular whether there is an increase in the probability that the Company’s counterparties are unable to pay their obligations when due, and adjusts its allowance for expected credit losses when necessary.
Advances to Operators
The Company participates in the drilling of oil and natural gas wells with other working interest partners. Due to the capital-intensive nature of oil and natural gas drilling activities, our partner operators may request advance payments from

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
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
Oil and Natural Gas Properties
The Company uses the successful efforts method of accounting for oil and natural gas producing activities, as further defined under ASC 932, "Extractive Activities - Oil and Gas" (“ASC 932”). Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory leases that find proved reserves, and to drill and equip development leases and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determinations of whether the wells have proved reserves. If the Company determines that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determinations of whether the wells have proved reserves as of December 31, 2025 or 2024.
Capitalized leasehold costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized drilling and development costs and integrated assets is based on the unit-of-production method using proved developed reserves. The Company recognized depletion expense of $214.8 million, $175.7 million and $160.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Costs of significant nonproducing properties, wells in the process of being drilled and completed and development projects are excluded from depletion until the related project is completed. Costs incurred to maintain wells and related equipment are charged to expense as incurred. The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. The Company capitalized $1.3 million and $1.0 million of interest costs for the years ended December 31, 2025 and 2023, respectively. No interest costs were capitalized for the year ended December 31, 2024.
Gains or losses are recorded for sales or dispositions of proved oil and gas properties which constitute an entire depletion base or from the sale of less than an entire depletion base if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the depletion base. Dispositions of individual properties that do not significantly alter the depletion rates are generally accounted for as adjustments to capitalized costs with no gain or loss recorded.
The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable; for instance, when there are declines in commodity prices or well performance. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair market value is recognized at that time. The fair value of impaired assets is determined using the market or income valuation approach. The income approach is calculated using a discounted cash flow model. Discounted future cash flows use a discount rate similar to that used by market participants, or comparable market value if available. Estimating future cash flows involves the use of judgments, including estimation of the proved and risk-adjusted unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. The Company recorded proved property impairment of $44.7 million, $35.6 million, and $26.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. There were no impairments to unproved oil and gas properties for the years ended December 31, 2025 and 2023. The Company recorded unproved oil and gas properties impairment of $0.7 million for the year ended December 31, 2024.

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
On December 15, 2025, Crescent Energy Company (“Crescent Energy”) completed its previously announced merger with Vital Energy. Under the merger agreement, each issued and outstanding share of Vital Energy common stock was converted into 1.9062 shares of Crescent Energy Class A common stock. As a result of the transaction, the Company’s 685,271 shares of Vital Energy common stock at the time of the merger were converted into 1,306,263 shares of Crescent Energy Class A common stock.
The Company follows the guidance in ASC 321, "Investments - Equity Securities" (“ASC 321”) for its investment in the common and preferred stock. ASC 321 requires equity investments with readily determinable fair values to be measured at fair value, with unrealized holding gains and losses recorded as a gain or loss in the consolidated statements of operations. Unrealized gain (loss) resulting from the changes in fair value of equity investments is included in gain (loss) on equity investments within the Company’s consolidated statements of operations. For the preferred stock that did not have a readily determinable fair value, the Company did not elect the measurement alternative in ASC 321 and instead accounted for the preferred stock at fair value with unrealized gains and losses recorded through net income for the periods until the preferred stock was converted into common stock. The Company divested of certain shares of common stock and recognized a realized gain (loss) included in gain (loss) on equity investments within the Company’s consolidated statements of operations.
The following table summarizes the amounts reported as gain (loss) on equity investments in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Unrealized gain (loss) on equity investments	$(5,315)	$(15,283)	$508
Realized gain (loss) on equity investment	(10,518)	100	—
Total gain (loss) on equity investments	$(15,833)	$(15,183)	$508

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
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
Disaggregated Oil and Natural Gas Revenues
The Company’s disaggregated revenue has two primary sources: oil sales and natural gas sales. Substantially all of the Company’s oil and natural gas sales come from six geographic areas in the United States: the Eagle Ford Basin (Texas), the Permian Basin (Texas/New Mexico), the Haynesville Basin (Texas/Louisiana), the Denver-Julesburg “DJ” Basin (Colorado), the Bakken Basin (Montana/North Dakota), and the Appalachian Basin (Ohio). The following tables present the disaggregation of the Company’s oil and natural gas revenues by basin for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Oil	$360,832	$327,491	$317,099
Natural gas	89,474	52,539	76,970
Total	$450,306	$380,030	$394,069

Permian	$308,877	$238,052	$237,730
Eagle Ford	33,793	54,399	46,410
Bakken	28,724	40,358	51,128
Haynesville	25,899	16,776	24,833
DJ	32,035	29,980	33,968
Appalachian	20,978	465	—
Total	$450,306	$380,030	$394,069
Lease Operating Expenses
Lease operating expenses represents field employees’ salaries, saltwater disposal, repairs and maintenance, expensed workovers and other operating expenses. Lease operating expenses are expensed as incurred.
Production and Ad Valorem Taxes
The Company incurs production taxes on the sale of its production. These taxes are reported on a gross basis. Production taxes for the years ended December 31, 2025, 2024 and 2023 were approximately $22.4 million, $21.0 million and $24.9 million, respectively.
The Company incurs ad valorem tax on the value of its properties in certain states. Ad valorem taxes for the years ended December 31, 2025, 2024 and 2023 were approximately $5.2 million, $5.0 million and $2.8 million, respectively.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
Income Taxes
The Company is a C corporation and subject to U.S. federal, state, and local income taxes, and accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are calculated by applying existing tax laws and the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rate on deferred income tax assets and liabilities is recognized in income in the period that includes the enactment date.
A valuation allowance is recorded against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Additionally, the Company evaluates tax positions under a more likely than not recognition threshold and measurement analysis before the positions are recognized for financial statement reporting.
Stock-Based Compensation
The Company grants various types of stock-based awards, including restricted stock awards, performance stock units ("PSUs"), and stock options. Stock-based compensation awards are measured at fair value on the date of grant and are expensed over the requisite service period. The Company records expense associated with the fair value of stock-based compensation under the fair value recognition provisions of ASC Topic 718, "Compensation-Stock Compensation" and that expense is included within "General and administrative" expense in the accompanying consolidated statements of operations. The Company recognizes forfeitures of stock-based compensation awards as they occur. The Company's stock incentive plan and related accounting policies are defined and described more fully in Note 13.
Debt Issuance Costs and Discounts
Debt issuance costs related to the Company’s revolving credit facility are recorded as deferred financing costs within "Other long-term assets" in the consolidated balance sheets and are amortized to interest expense on a straight-line basis over the term of the facility. Debt issuance costs and original issuance discount associated with the Company’s senior unsecured notes are deferred and amortized to interest expense over the contractual term of the notes. Such amounts are presented as a reduction of the carrying amount of the related debt within long-term debt, net, in the consolidated balance sheets.
Recently Issued and Applicable Accounting Pronouncements (Issued and Not Yet Adopted)
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"), which requires enhanced disclosure about specific types of expenses included in the expense captions presented on the face of the consolidated statement of operations as well as disclosures about selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the effect that ASU 2024-03 will have on its disclosures.
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09") which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 was effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this accounting standard beginning in this Annual Report on Form 10-K. See Note 7 for enhanced income tax disclosures resulting from the adoption of ASU 2023-09.
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
Commodity Derivatives Collar Option Contracts and Swaps
The Company’s commodity derivative financial instruments consist of collar option contracts and swaps. A collar option is established with the sale of a short call option (ceiling price) and the purchase of a long put option (floor price) set to expire at a predetermined date in the future. The options give the owner the right but not the obligation to exercise the option at the expiration date.
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
Volume of Commodity Derivative Collar Option Contracts and Swap Activities
The following table sets forth the Company’s outstanding commodity derivative contracts as of December 31, 2025.

	2026					2027
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total	Total
Collars (oil)
Volume (Bbl)	733,085	635,310	569,332	499,485	2,437,212	961,153
Weighted-average floor price ($/Bbl)	$58.73	$58.93	$59.05	$59.36	$58.99	$52.50
Weighted-average ceiling price ($/Bbl)	$70.11	$69.51	$70.06	$69.32	$69.78	$74.24
Swaps (oil)
Volume (Bbl)	134,684	95,082	73,484	53,974	357,224	452,936
Weighted-average price ($/Bbl)	$60.41	$60.33	$60.27	$60.24	$60.33	$60.21
Collars (natural gas)
Volume (Mcf)	5,975,838	1,851,019	1,727,756	3,230,997	12,785,610	3,641,341
Weighted-average floor price ($/Mcf)	$3.60	$3.25	$3.25	$3.59	$3.50	$3.99
Weighted-average ceiling price ($/Mcf)	$4.52	$4.00	$4.00	$4.38	$4.34	$5.13
Swaps (natural gas)
Volume (Mcf)	—	3,371,156	2,962,512	918,480	7,252,148	7,093,928
Weighted-average price ($/Mcf)	$—	$3.73	$3.73	$3.73	$3.73	$3.64

Power Capacity Contract

On December 12, 2025, the Company entered into a power capacity contract ("Power Capacity Contract") as part of its strategy to enhance the value of its natural gas production. The arrangement is intended to economically hedge exposure to weak regional gas pricing and negative basis differentials by providing participation in power market revenues derived from converting natural gas into electricity.

The counterparty is constructing a fleet of distributed power generation facilities with an aggregate capacity of 200 megawatts, which are expected to begin commercial operations in late 2026. The Company’s agreement covers a portion of the total expected capacity and has a seven-year settlement term commencing upon the first facility achieving commercial operations.

Under the arrangement, the Company is obligated to make fixed monthly payments based on operating generation capacity multiplied by its participation interest. In return, the Company receives variable payments representing its share of the facilities’ operating profit. Operating profit is generally defined as revenue from the sale of power, less gas feedstock costs and a fixed operating and maintenance charge.

The structure allows the Company to benefit when power prices are favorable relative to gas prices, helping offset periods of depressed gas realizations. Conversely, when gas prices are strong and power generation is less economical, the Company may make net payments under the arrangement but benefits from improved cash flows on its physical gas sales. Overall, the arrangement is intended to stabilize and potentially enhance cash flows by diversifying the Company’s overall commodity price exposure.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
The following table summarizes the amounts reported as gain (loss) on derivatives - commodity derivatives in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net cash receipts from commodity derivatives
Oil derivatives	$1,624	$1,503	$4,576
Natural gas derivatives	2,835	14,860	18,319
Total net cash receipts from commodity derivatives	$4,459	$16,363	$22,895
Unrealized gain (loss) on commodity derivatives
Oil derivatives	$15,084	$(5,508)	$1,883
Natural gas derivatives	6,726	(11,763)	766
Power capacity contract	852	—	—
Total unrealized gain (loss) on commodity derivatives	$22,662	$(17,271)	$2,649
Total gain (loss) on derivatives - commodity derivatives	$27,121	$(908)	$25,544
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
The Company recognized a loss of $5.7 million during 2023 from the change in fair value of the warrant liability in the consolidated statements of operations. The warrants exchanged in the Offer were marked to fair value on the date of settlement, and the liability of $17.0 million and $0.7 million related to the exchanged common stock warrants was removed from the consolidated balance sheet in June 2023 and July 2023, respectively, and the issuance of shares of the Company’s common stock was reflected in stockholders’ equity. See Note 9 for further discussion of the Warrant Exchange.
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments - commodity derivatives	$17,721	$17,721	$537	$537
Equity investments	$10,960	$10,960	$31,783	$31,783

Liabilities:
Revolving credit facilities	$50,000	$50,000	$205,000	$205,000
2029 Senior Notes	$335,332	$348,373	$—	$—
Derivative instruments - commodity derivatives	$24	$24	$5,501	$5,501
Revolving credit facilities — The carrying amounts of the revolving credit facilities approximate their fair values, as the applicable interest rates are variable and reflective of market rates and are classified as Level 2 in the fair value hierarchy.
2029 Senior Notes - The carrying value reported for the Senior Notes is shown net of unamortized discount and unamortized deferred financing costs. The fair value of the Senior Notes was determined utilizing a discounted cash flow approach, discounted using market rates, and is classified as Level 3 in the fair value hierarchy.
Other financial assets and liabilities — The carrying amounts of the Company’s other financial assets and liabilities, such as revenue receivable and accrued expenses due to sellers, approximate their fair values because of the short maturity of these instruments.
Derivative instruments - commodity derivatives - collar option contracts and swaps — The fair value of the Company’s collar option contracts and swap commodity derivative instruments are estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. The fair value of the Company’s commodity derivative instruments is considered to be a Level 2 measurement. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace. The Company’s valuation models are primarily industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) current market and contractual prices for the underlying instruments, (iii) applicable credit-adjusted risk-free rate curves, as well as other relevant economic measures.

Derivative instruments - commodity derivatives - power capacity contract — The fair value of the Company’s power capacity contract is estimated by management using a valuation model that incorporates both observable and unobservable inputs, as well as the time value of the underlying contractual cash flows. The fair value measurement is classified within Level 3 of the fair value hierarchy because significant inputs, including hourly forward power prices over the term of the agreement, are not observable for the term of the arrangement.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements

The Company utilizes a Monte Carlo simulation model to estimate fair value. Key inputs include: (i) forecasted hourly forward power prices at the applicable delivery nodes of the generation facilities, (ii) forward natural gas prices, (iii) long-term power and natural gas price volatilities and correlations, (iv) expected commercial operation dates of the facilities, (v) assumed operating efficiencies of the facilities, (vi) credit-adjusted discount rates, (vii) risk-free interest rate curves, and (viii) other relevant economic assumptions.

Because the valuation incorporates significant unobservable inputs, changes in these assumptions could materially impact the estimated fair value of the arrangement.
Equity investments — The fair value of the Company’s equity investment in common stock was valued using the instrument's publicly listed trading price, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.
As of December 31, 2024, the Company held 1,027,907 shares of Vital Energy’s common stock, for which the fair value is a Level 1 measurement. On December 15, 2025, Crescent Energy completed its previously announced merger with Vital Energy. Under the merger agreement, each issued and outstanding share of Vital Energy common stock was converted into 1.9062 shares of Crescent Energy Class A common stock. As a result of the transaction, the Company’s 685,271 outstanding shares at the time of the merger closing in Vital Energy common stock were converted into 1,306,263 shares of Crescent Class A common stock, which remained held by the Company as of December 31, 2025, for which the fair value is a Level 1 measurement.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s consolidated balance sheets as of December 31, 2025 and 2024. The Company nets the fair value of commodity derivative instruments by counterparty in the Company’s consolidated balance sheets.

	December 31, 2025
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
Equity investments - common stock	$10,960	$—	$—	$10,960	$—	$10,960

Assets (at fair value):
Commodity derivatives – current portion	$—	$14,988	$—	$14,988	$(1,010)	$13,978
Commodity derivatives – noncurrent portion	—	4,118	852	4,970	(1,227)	3,743
Liabilities (at fair value):
Commodity derivatives – current portion	—	(1,034)	—	(1,034)	1,010	(24)
Commodity derivatives – noncurrent portion	—	(1,227)	—	(1,227)	1,227	—
Net derivative instruments	$—	$16,845	$852	$17,697	$—	$17,697

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements

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
The following table presents the significant unobservable inputs used in the valuation of the Level 3 Power Capacity Contract as of December 31, 2025. There were no Level 3 assets or liabilities as of December 31, 2024.

Significant Unobservable Inputs(1)	Range
	Low	High	Average
Hourly forward power prices per MWh(2)	$(10.41)	$551.31	$69.02
Forward gas prices per mmbtu(3)	$1.99	$4.18	$2.86
Forward power volatility	30%	30%	30%
Forward gas volatility	50%	50%	50%
__________________________________________
(1)The range of the inputs may be influenced by factors such as time of day, delivery period, season and location. The average represents the arithmetic average of the underlying inputs and is not weighted by the related fair value or notional amount.
(2)Based on the Electric Reliability Council of Texas ("ERCOT") West Load Zone monthly forward around the clock swap prices shaped by historical hourly nodal prices in relation to ERCOT West Load Zone.
(3)Based on the Waha forward monthly gas prices.
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
The Company calculates the estimated fair values of its long-lived assets using the market and income valuation approaches. The income approach is calculated using a discounted future cash flow model. Fair value assumptions associated with the calculation of discounted future net cash flows include (i) market estimates of commodity prices, which are based on the NYMEX strip, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) production volumes, (vi) estimated proved and unproved reserves and (vii) discount rate. The expected future net cash flows are generally discounted using a market-based rate for proved developed producing reserves and an appropriate market discount rate based on risk for other reserve categories. The Company has historically also used the market approach by identifying market comparisons of recent transactions of oil and gas properties that share geographical and

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
reserve characteristics to assess the fair value of the Company's assets. These are classified as Level 3 fair value assumptions.
As of December 31, 2025, the Company’s estimates of commodity prices for purposes of determining discounted future cash flows, which are based on the NYMEX strip, ranged from a 2026 price of $57.13 per barrel of oil increasing to a 2030 price of $60.77 per barrel of oil. Natural gas prices ranged from a 2026 price of $3.72 per Mcf of natural gas decreasing to a 2030 price of $3.61 per Mcf. Both oil and natural gas commodity prices for this purpose were held flat after 2030. The resulting cash flows were discounted using a market-based discount rate of 9% then further risked based on the reserve category.
As of December 31, 2024, the Company’s estimates of commodity prices for purposes of determining discounted future cash flows, which are based on the NYMEX strip, ranged from a 2025 price of $69.87 per barrel of oil decreasing to a 2029 price of $63.07 per barrel of oil. Natural gas prices ranged from a 2025 price of $3.53 per Mcf of natural gas increasing to a 2029 price of $3.58 per Mcf. Both oil and natural gas commodity prices for this purpose were held flat after 2029. The resulting cash flows were discounted using a market-based discount rate of 10% then further risked based on the reserve category.
As of December 31, 2023, the Company’s estimates of commodity prices for purposes of determining discounted future cash flows, which are based on the NYMEX strip, ranged from a 2024 price of $71.68 per barrel of oil decreasing to a 2028 price of $62.02 per barrel of oil. Natural gas prices ranged from a 2025 price of $2.67 per Mcf of natural gas increasing to a 2028 price of $3.80 per Mcf. Both oil and natural gas commodity prices for this purpose were held flat after 2028. The resulting cash flows were discounted using a market-based discount rate of 10% then further risked based on the reserve category.
Eagle Ford Impairment
In the fourth quarter of 2025, there were indicators that the carrying value of the Company's Eagle Ford proved oil and gas properties may be impaired due to a decline in oil prices. As a result of the impairment evaluation, where the income approach was utilized to assess fair value, the Company recorded impairment of $44.7 million, which is included in impairment of long-lived assets within the consolidated statements of operations.
Bakken Impairment
During 2024, there were indicators that the carrying value of the Company's Bakken proved oil and gas properties may be impaired due to widening differentials and higher production cost assumptions. As a result of the impairment evaluation, where the market and income approach were utilized to assess fair value, the Company recorded impairment of $35.6 million, which is included in impairment of long-lived assets within the consolidated statements of operations.
Haynesville Impairment
During 2023, there were indicators that the carrying value of the Company's Haynesville proved oil and gas properties may be impaired due to a decline in natural gas prices and negative reserve revisions for certain wells that had recently begun production as well as certain proved undeveloped wells. As a result of the impairment evaluation, where the income approach was utilized to assess fair value, the Company recorded impairment of $26.5 million, which is included in impairment of long-lived assets within the consolidated statements of operations.
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
5.    Acquisitions and Divestitures
Asset Acquisitions
During the years ended December 31, 2025 and 2024, the Company acquired various oil and natural gas properties. The following table presents the cumulative adjusted purchase price of transactions accounted for as asset acquisitions in accordance with ASC Topic 805, Business Combinations (“ASC 805”) by basin included in oil and gas properties on the Company’s consolidated balance sheets:

	Year Ended December 31,
(in thousands)	2025	2024
Permian	$87,178	$46,494
Bakken	—	1,981
DJ	—	5,325
Appalachian	34,815	10,357
Total	$121,993	$64,157
Divestitures
During the years ended December 31, 2025 and 2024, the Company divested certain proved and unproved properties for total proceeds of $0.2 million and $14.9 million, respectively. The Company recorded a gain on sale from the divested unproved properties of $0.1 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively, which is included in other, net in the consolidated statements of operations.
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
6.    Asset Retirement Obligations
The Company recognizes the fair value of its asset retirement obligations related to the future costs of plugging, abandonment, and remediation of oil and natural gas producing properties at the times the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related oil and natural gas properties and allocated to expense over the useful life of the asset. The Company's asset retirement obligations primarily represent the present value of the estimated amounts that will be incurred to plug, abandon and remediate proved producing properties at the end of their productive lives, in accordance with applicable state laws.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
The following table presents the changes in the asset retirement obligations during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Asset retirement obligations, beginning of year	$10,921	$9,874	$4,963
Liabilities incurred during the period	1,092	760	2,370
Revision of estimates(1)	—	—	2,596
Accretion expense	920	791	441
Disposals or settlements	(213)	(504)	(496)
Asset retirement obligations, end of year	$12,720	$10,921	$9,874
Less current portion of asset retirement obligations	752	228	483
Asset retirement obligations, long-term	$11,968	$10,693	$9,391
__________________________________________
(1)Revisions in estimated liabilities during 2023 relate primarily to changes in estimated well lives
7.    Income Taxes
The Company is a C corporation and subject to U.S. federal income tax and state and local income taxes. In 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, on a retrospective basis.
The Components of income tax expense were as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current
Federal	$—	$—	$—
State	378	249	209
	378	249	209
Deferred
Federal	$6,902	$6,449	$22,314
State	481	(491)	1,960
	7,383	5,958	24,274
Income tax expense	$7,761	$6,207	$24,483
The Company's effective tax rate was 24.2%, 24.9% and 23.2% for the years ended December 31, 2025, 2024 and 2023, respectively. For 2025, the effective tax rate differs from the enacted statutory rate of 21% primarily due to the impact of state income taxes. For 2024, the effective tax rate differed from the enacted statutory rate of 21% primarily due to the impact of certain discrete items and state income taxes.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
The following reconciles the income tax expense included in the consolidated statements of operations with the income tax expense that would result from the application of the statutory federal tax rate:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income before income taxes	$32,114		$24,966		$105,582

Income tax expense (benefit) at federal statutory rate	6,744	21.0%	5,243	21.0%	22,172	21.0%
State income taxes, net of federal benefit(1)	846	2.7%	(242)	(1.0%)	2,169	2.1%
Nontaxable or nondeductible items	193	0.6%	—	—	—	—
Impact of prior tax returns	(22)	(0.1%)	1,206	4.9%	142	0.1%
Effective income tax rate	$7,761	24.2%	$6,207	24.9%	$24,483	23.2%
__________________________________________
(1)The majority of the state income tax, net of federal benefit, is attributable to activities in Texas, Louisiana and North Dakota.
Significant components of deferred tax assets and liabilities are included in the table below:

	Year Ended December 31,
(in thousands)	2025	2024
Deferred tax assets
Net operating loss carryforwards	$16,173	$14,152
Disallowed interest expense carryforward	—	5,410
Asset retirement obligations	2,854	2,459
Unrealized derivatives	—	1,118
Unrealized loss on investment	4,507	3,327
Other deductible temporary differences	1,275	831
Total deferred tax assets	24,809	27,297
Less: valuation allowance	—	—
Net deferred tax assets	$24,809	$27,297

Deferred tax liabilities
Property, plant and equipment	$(108,166)	$(107,243)
Unrealized derivatives	(3,973)	—
Total deferred tax liabilities	(112,139)	(107,243)
Net deferred tax liability	$(87,330)	$(79,946)
As of December 31, 2025, the Company had accumulated federal net operating loss carryforwards of $73.4 million, none of which are expected to expire, and state net operating loss carryforwards of approximately $73.4 million in states that allow net operating loss carryforward, some of which begin to expire in 2042. Utilization of these net operating losses may be limited if there were to be an ownership change as defined by Section 382 of the U.S. Internal Revenue Code. As of December 31, 2025, the Company does not believe any of its net operating losses were limited under these rules.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
Income taxes paid, net of refunds, are listed below by the jurisdiction in which the taxes relate:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Texas	$445	$59	$33
North Dakota	—	—	457
Louisiana	104	138	192
Other	—	—	60
Total income taxes paid, net of refunds	$549	$197	$742
The Company is subject to the various taxing jurisdictions in the United States, including federal and certain state jurisdictions. As of December 31, 2025, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes for tax years 2022 through 2025 and state income taxes for tax years 2020 through 2025.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of December 31, 2025 and 2024, the Company had no unrecognized tax benefits and did not recognize any interest or penalties during those respective periods related to unrecognized tax benefits.
On July 4, 2025, President Trump signed the One Big Beautiful Bill Act ("OBBBA") into law. The OBBBA includes, among other things, a permanent extension of 100% bonus depreciation for certain capital expenditures and modifications to the interest expense limitation under Section 163(j). In accordance with ASC Topic 740, Income Taxes, the effects of the law are recognized in the period of enactment and, as a result, the Company recognized the impacts of the OBBBA legislation in 2025. The effective income tax rates and total income tax provision were not materially impacted by the enactment of OBBBA.
8.    Debt
The Company’s long-term debt is comprised of the following:

	Year Ended December 31,
(in thousands)	2025	2024
Credit Facility	$50,000	$205,000
Senior Notes due 2029	350,000	—
Total debt	400,000	205,000
Less: Current portion of outstanding long-term debt(1)	17,500	—
Total long-term debt	$382,500	$205,000

Less: Unamortized debt issuance costs on Senior Notes	$(1,214)	$—
Less: Unamortized debt discount	(13,454)	—
Total long-term debt, net	$367,832	$205,000
_______________________________________
(1)As of December 31, 2025, the current portion of long-term debt reflects $17.5 million due on the Senior Notes over the next twelve months.
Granite Ridge Credit Agreement
On October 24, 2022, Granite Ridge entered into a senior secured revolving credit agreement (as amended, the "Credit Agreement") with a syndicate of banks, currently led by Bank of America, N.A., as administrative agent.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
The borrowing base is redetermined semiannually on or about April 1 and October 1 of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt.
On April 29, 2025, the Company and its lenders entered into the Fifth Amendment to Credit Agreement, which amended the Credit Agreement to, among other things, (i) increase the borrowing base from $325.0 million to $375.0 million, and (ii) increase the aggregate elected commitments from $325.0 million to $375.0 million.
On November 5, 2025, the Company and its lenders entered into the Sixth Amendment to Credit Agreement, which amended the Credit Agreement to, among other things, (i) reaffirm the borrowing base and aggregate elected commitment amounts at $375.0 million, (ii) permit the issuance of the 2029 Senior Notes (as defined below), (iii) extend the maturity date to the earliest to occur of (A) November 5, 2029 or (B) the date that is ninety-one days prior to the stated maturity date of the 2029 Senior Notes if any 2029 Senior Notes remain outstanding on such date, and (iv) adjust the interest payable on (A) SOFR loans to interest at a rate per annum equal to SOFR plus an applicable margin ranging from 275 to 375 basis points, depending on the percentage of the borrowing base utilized and (B) base rate loans to interest at a rate per annum equal to the greatest of: (a) the U.S. prime rate as publicly announced from time to time by Bank of America, N.A.; (b) the federal funds effective rate plus 50 basis points; (c) the adjusted SOFR rate for a one-month interest period plus 100 basis points; and (d) 100 basis points, plus, in the case of any base rate loan, an applicable margin ranging from 175 to 275 basis points, depending on the percentage of the borrowing base utilized.
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
Deferred financing costs were $5.9 million at December 31, 2025, and these costs are being amortized over the term of the Credit Agreement. At December 31, 2025, the Company had outstanding borrowings of $50.0 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $324.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company's and its restricted subsidiaries' assets. The Company's weighted average effective interest rate under the Credit Agreement as of December 31, 2025 and 2024 was 7.86% and 8.12%, respectively.
The Company also pays a commitment fee on unused elected commitment amounts under its facility ranging from 37.5 to 50 basis points. The Company may repay any amounts borrowed under the Credit Agreement prior to the maturity date without any premium or penalty.
The Credit Agreement contains certain financial covenants, including the maintenance of the following financial ratios:
(i)a leverage ratio, which is the ratio of Consolidated Total Debt to EBITDAX (each as defined in the Credit Agreement), of not greater than 3.00 to 1.00 as of the last day of any fiscal quarter, and
(ii)a Current Ratio (as defined in the Credit Agreement), of not less than 1.00 to 1.00 as of the last day of each fiscal quarter, and
(iii)an Asset Coverage Ratio (as defined in the Credit Agreement), commencing with the fiscal quarter ending June 30, 2026, of not less than (a) for each such fiscal quarter ending prior to December 31, 2026, 1.25 to 1.00 and (b) for each such fiscal quarter ending on or after December 31, 2026, 1.50 to 1.00.
At December 31, 2025, the Company was in compliance with all financial covenants required by the Credit Agreement.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
2029 Senior Notes
On November 5, 2025, the Company, as issuer, completed an issuance of $350.0 million aggregate principal amount of 8.875% senior unsecured notes at 96.0% of par with stated maturity on November 5, 2029 (the "2029 Senior Notes") pursuant to the Note Purchase Agreement. The Company used the net proceeds from issuance of the 2029 Senior Notes to repay certain amounts under the Credit Agreement and to pay related fees and expenses. The Note Purchase Agreement allows the ability for the Company to incur up to $100.0 million of incremental notes for purposes of acquisition financing, subject to, among other things, the willingness of holders to provide such incremental notes and a pro forma net leverage ratio not greater than 2.00 to 1.00.
Interest is due to be paid at the end of each quarter, commencing December 31, 2025. In addition, the Company will repay quarterly 2.5% of the original principal amount of the notes issued on the closing date beginning on September 30, 2026. If quarterly scheduled repayments are missed, the coupon increases to 11.875% and the Company is restricted from making any dividend payments until all delinquent scheduled repayments have been fulfilled. The Company has $17.5 million included in current liabilities in the consolidated balance sheets related to quarterly principal repayments due within the next 12 months. On or after May 5, 2027 and on or prior to May 5, 2028, the Company may, at its option, redeem, at any time some or all of the 2029 Senior Notes at 103.0% of par, as set forth in the Note Purchase Agreement, plus accrued and unpaid interest, if any. Any redemption of the 2029 Senior Notes prior to May 5, 2027 is subject to payment of a make-whole amount. After May 5, 2028, the Company may redeem some or all of the Senior Notes at 100.0% of the principal amount thereof plus accrued and unpaid interest, if any. The principal remaining outstanding at the time of maturity is required to be paid in full by the Issuer.
The 2029 Senior Notes include certain covenants, which, among other things, requires the maintenance of (i) a net leverage ratio not greater than 3.25 to 1.00 and an (ii) asset coverage ratio greater than or equal to (A) for each Fiscal Quarter ending prior to December 31, 2026, 1.25 to 1.00 and (B) for each Fiscal Quarter ending on or after December 31, 2026, 1.50 to 1.00. The 2029 Senior Notes also contain a total leverage ratio and asset coverage ratio basket for Restricted Payments (as defined in the 2029 Senior Notes), which permits Restricted Payments in the form of cash distributions so long as, subject to certain other conditions, the leverage ratio, after giving pro forma effect to such Restricted Payments, cannot exceed 1.75 to 1.00, and the asset coverage ratio, after giving effect to such Restricted Payments, must be greater than or equal to 1.50 to 1.00. Upon issuance of the 2029 Senior Notes, the Company must maintain a minimum hedging requirement included within the Senior Notes for oil and natural gas based on our proved developed producing projected volumes for each commodity on a rolling 18-month basis.
The Senior Notes are general unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. The Note Purchase Agreement contains customary terms and covenants and events of default, including limitations on the Company’s ability to incur additional secured and unsecured indebtedness.
At December 31, 2025, the Company was in compliance with all financial covenants required by the Note Purchase Agreement.

9.    Equity
Warrant Exchange
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

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
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
Common stock dividends
The Company paid dividends of $57.7 million, or $0.44 per share, $57.5 million, or $0.44 per share, and $58.6 million, or $0.44 per share during the years ended December 31, 2025, 2024 and 2023, respectively. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
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
10.    Related Party Transactions
On the Closing Date of the Business Combination, Grey Rock Administration, LLC (the “Manager”) entered into a Management Services Agreement with Granite Ridge (the “MSA”). Under the MSA, the Manager provides general management, administrative, and operating services covering the oil and gas assets and other properties of the Company and other day-to-day business and affairs of the Company. In accordance with the MSA, the Company pays the Manager an annual services fee of $10.0 million and reimburses the Manager for certain Granite Ridge group costs related to the operation of the Company’s assets (including for third party costs allocated or attributable to the assets of the Company). The initial term of the MSA expires on April 30, 2028; however, the MSA will automatically renew for additional consecutive one-year renewal terms until terminated in accordance with its terms. Upon any termination of the MSA, the Manager shall provide transition services for a period of up to 90 days. For each of the years ended December 31, 2025, 2024 and 2023, service fees for the Company under the MSA were approximately $10.0 million.
On December 10, 2025, the Company entered into Amendment No. 1 to the Management Services Agreement, which amended the Company’s existing MSA with the Manager ("Amendment No. 1"). Amendment No. 1, among other things, (a) extended the initial term from April 30, 2028 to April 30, 2031 and (b) increased the Services Fee (as defined in MSA) from $10.0 million to $11.75 million effective January 1, 2026, provided for annual CPI-based adjustments beginning January 1, 2027 and delegated to management the authority to increase the Services Fee up to a maximum total of $12.5 million. Other than the foregoing, the material terms of the existing MSA remain unchanged.
On December 12, 2025, Granite Ridge Ventures, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a power capacity contract with a portfolio company of funds managed by affiliates of Grey Rock Investment Partners ("Conduit Bravo"). A third party entered into a transaction with Conduit Bravo on substantially similar terms and at a substantially similar time to this transaction.
During the year ended December 31, 2024, the Company divested of partial interests in certain unproved oil and natural gas properties to an affiliate of the Manager for consideration of $7.5 million. No gain or loss was recognized on the sale.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
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
On the Closing Date of the Business Combination, the Company entered into the MSA agreement between Granite Ridge and the Manager whereby the Company pays the Manager an annual services fee of $10.0 million and reimburses the Manager for certain Granite Ridge group costs. The initial term of the MSA expires on April 30, 2028; however, the MSA automatically renews for additional consecutive one-year renewal terms until terminated in accordance with its terms. As described in Note 10, Amendment No. 1 to the MSA extended the initial term to April 30, 2031, increased the annual Services Fee to $11.75 million effective January 1, 2026, provided for annual CPI-based adjustments beginning January 1, 2027 and delegated to management the authority to increase the Services Fee up to a maximum total of $12.5 million annually.
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
The following table sets forth the percentage of revenues attributable to third-party operating partners who have accounted for 10% or more of revenues attributable to the Company’s assets during the years ended December 31, 2025, 2024 and 2023.

Major Operators	2025	2024	2023
Operator A	*	*	11%
Operator B	*	*	12%
Operator C	11%	*	*
Operator D	26%	14%	*
__________________________________________
*Less than 10%
No other operator accounted for 10% or more of revenue attributable to the Company’s assets on a combined basis in the years ended December 31, 2025, 2024, or 2023. The loss of any such operator could adversely affect revenues attributable to the Company’s assets in the short term.
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
Derivative counterparties - The Company uses credit and other financial criteria to evaluate the creditworthiness of counterparties to its derivative instruments. The Company believes that all of its derivative counterparties are currently acceptable credit risks. All of the Company’s outstanding derivative instruments are covered by International Swap Dealers Association Master Agreements (“ISDAs”). All collar option contracts and swap derivatives entered into are with parties

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
that are also lenders under the Company’s Credit Agreement. The Company’s obligations under the derivative instruments, with the exception of the Power Capacity Contract, are secured pursuant to the Credit Agreement, and no additional collateral has been posted by the Company.
13.    Stock Incentive Plan
The Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan (the “Plan”) provides the Company the ability to grant, among other award types, stock options, restricted stock awards, and PSUs to directors, officers, employees and consultants or advisors employed by or providing service to the Company. The maximum number of shares of common stock that may be issued under the Plan is 6.5 million shares. As of December 31, 2025, the Company had 3.8 million shares of common stock remaining available for future awards under the Plan. Shares issued as a result of awards granted under the Plan are generally new common shares.
Stock-based compensation expense is recognized net of forfeitures within general and administrative expenses on the consolidated statements of operations. The Company has elected to account for forfeitures of stock-based compensation awards as they occur in determining compensation expense. The stock-based compensation expense is presented below for the indicated periods:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Stock-based compensation expense
Restricted Stock Awards	$1,928	$1,872	$1,081
Performance Stock Units	1,664	210	47
Stock Options	89	216	234
Other Awards	75	—	800
Total stock-based compensation expense	$3,756	$2,298	$2,162
Restricted Stock Awards - The Company grants service-based restricted stock awards to certain of its employees and consultants, which generally vest ratably over a period of three years or cliff vest at the end of five years, and to non-employee directors, which vest in full after one year. Restricted stock awards are valued at the closing price of the Company's common stock on the date of grant. All restricted shares are legally issued and outstanding. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. For restricted stock awards granted prior to March 2025, the holders of such unvested restricted stock awards have voting rights and the right to receive dividends. For restricted stock awards granted in March 2025 and thereafter, the holders of such unvested restricted stock awards do not have voting rights but do have the right to receive dividends. The Company recognizes compensation expense utilizing graded vesting whereby compensation expense is recognized over the service period for each separately vesting tranche.
The following table presents the Company's restricted stock award activity during the year ended December 31, 2025.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2024	518,048	$5.77
Awards granted	625,527	$5.86
Awards canceled/forfeited	(114,708)	$5.71
Awards vested	(253,220)	$5.78
Unvested at December 31, 2025	775,647	$5.85
The weighted average grant date fair values of the restricted stock awards granted during the years ended December 31, 2024 and 2023 were $6.07 and $5.72 per share, respectively. The aggregate fair value of restricted stock awards that vested

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
was $1.5 million and $1.0 million during the years ended December 31, 2025 and 2024, respectively. There were no restricted stock awards that vested during the year ended December 31, 2023. As of December 31, 2025, the Company's unrecognized compensation cost related to unvested restricted stock was $2.1 million, which is expected to be recognized over a weighted average period of 1.6 years.
PSUs - The Company grants PSUs to certain of its officers under the Plan. PSUs represent the contingent right to receive shares of the Company's common stock once the PSU is vested and earned. PSUs, other than those granted during the three months ended June 30, 2025, cliff vest at the end of three years, generally subject to continued employment through the performance period. The total number of shares eligible to be earned may range from zero to 200% of the target number of PSUs granted, determined based upon achievement of certain “financial performance” and “market performance” criteria for the Company and individual performance criteria for the officers awarded PSUs. Financial performance is based on the Company’s financial performance at the end of the applicable performance period, while market performance is based on the relative standing of total shareholder return ("TSR") achieved by the Company compared to the TSR achieved by a predetermined group of peer companies at the end of the applicable performance period. Individual performance criteria is based on the officer's performance relative to individual performance goals at the end of the performance period. The Company utilizes the Monte Carlo simulation method to determine the fair value of the PSUs based on market performance, while PSUs based on financial performance are valued using the closing price of the Company's common stock on the date of grant.
During the second quarter of 2025, the Company granted 644,330 PSUs to certain of its officers under the Plan. These PSUs are eligible to vest, generally subject to continued employment, upon the satisfaction of certain stock price thresholds during the performance period, which ends on December 31, 2032. Each such PSU is earned based on whether the Company's stock price achieves a target average stock price for any 20 consecutive trading days during the performance period. If the stock price thresholds are not met by the end of the performance period, the PSUs will be forfeited and no shares of common stock will be issued. Compensation expense for these awards is based on the grant date fair market value of the award, calculated using a Monte Carlo simulation, and such costs are recorded on a straight-line basis over the derived requisite service period for each separately vesting portion of the award, as if the award was, in-substance, multiple awards, as applicable.
The following table presents the Company's PSU activity for the year ended December 31, 2025.

	Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2024	97,532	$7.10
Awards granted	720,980	$5.38
Awards canceled/forfeited	(99,105)	$6.98
Outstanding at December 31, 2025	719,407	$6.02
As of December 31, 2025, the Company's unrecognized compensation cost related to unvested performance stock units was $2.0 million, which is expected to be recognized over a weighted average period of 0.6 years.
The following table presents a summary of the assumptions utilized to estimate the fair value of the PSUs based on market performance granted during the periods presented.

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4%	4%	4%
Volatility	48%	40%	59%
Expected term	2.82 years	2.82 years	2.78 years

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
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
The following table presents the Company's stock option activity for the year ended December 31, 2025.

	Stock Options	Weighted Average Exercise Price Per Share	Aggregate intrinsic value
			(in thousands)
Outstanding at December 31, 2024	526,483	$7.84
Options granted	110,257	$5.61
Options canceled/forfeited	(68,777)	$5.78
Options exercised	—	$—
Options expired	(269,505)	$7.76
Outstanding at December 31, 2025	298,458	$7.56	$—
Options exercisable at December 31, 2025	248,939	$7.91	$—
The fair value of each stock option award is estimated on the date of grant. For stock options granted at-the-money, grant date fair value is estimated using the Black-Scholes pricing model. As these options represent plain vanilla options and the Company did not have historical exercise detail, the expected term for these options was estimated using the simplified method allowed under Staff Accounting Bulletin Topic 14.D.2, which is the average of the weighted average vesting term and time to expiration as of the grant date. For stock options granted with an exercise price higher than the stock price at the date of grant, grant date fair value is estimated using a lattice-based option valuation model that incorporates a range of assumptions. Expected volatilities were based on historical volatilities of the Company's stock and other factors. The expected term was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The weighted average fair value of stock options on the date of the grant during the years ended December 31, 2025, 2024 and 2023 was $1.21, $1.38, and $0.82 per share, respectively. As of December 31, 2025, the weighted average remaining terms on the outstanding options and the exercisable options was 7.8 years and 7.5 years, respectively.
The following table presents a summary of the assumptions utilized to estimate the fair value of the stock option awards granted during the periods presented.

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4%	4%	3.5% - 3.7%
Volatility	44%	44%	56% - 59%
Expected term	5.53 years	5.53 years	5.5 - 7.8 years
Dividend yield	7.8%	7.3%	8.8%
Other Awards - During the year ended December 31, 2025, the Company issued 13,482 common shares to a director in lieu of cash compensation. During 2023, the Company issued 94,007 fully vested stock awards to certain of its employees and consultants under the Plan. The weighted average grant date fair value of these awards in 2023 was $8.51.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
Future stock-based compensation expense - The following table reflects the future stock-based compensation expense to be recorded for all the stock-based compensation awards that were outstanding at December 31, 2025:

(in thousands)	Restricted Stock Awards	Performance Stock Units	Stock Options
2026	$982	$1,604	$15
2027	495	364	2
2028	286	—	—
2029	256	—	—
2030	114	—	—
Total	$2,133	$1,968	$17
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
The computation of diluted net income per share excludes contingently issuable shares related to certain market-based equity awards as the required market price conditions had not been satisfied as of the end of the reporting period. These awards represent 644,330 shares of common stock that may be issued if specified market price targets are achieved. Because the market conditions were not met as of December 31, 2025, the shares were not included in the diluted weighted average share count. If the market conditions are satisfied in future periods, these shares could have a dilutive effect on earnings per share.

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
The following table presents the basic and diluted earnings per share computations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income	$24,353	$18,759	$81,099
Participating basic earnings (a)	(297)	(211)	(152)
Basic earnings attributable to common stockholders	24,056	18,548	80,947
Reallocation of participating earnings	—	—	—
Diluted earnings attributable to common stockholders	$24,056	$18,548	$80,947

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	130,439	130,189	133,093
Dilutive performance stock units	59	29	10
Dilutive stock options	3	9	6
Weighted average common shares outstanding – diluted	130,501	130,227	133,109

Net income per common share:
Basic	$0.18	$0.14	$0.61
Diluted	$0.18	$0.14	$0.61
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

	Year Ended December 31,
	2025	2024	2023
Number of antidilutive common shares:
Antidilutive performance stock units	71,832	44,649	23,428
Antidilutive stock options	493,648	491,745	303,805
Total antidilutive common shares	565,480	536,394	327,233

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
15.    Accounts Payable and Accrued Liabilities
The following table provides the components of the Company’s accounts payable and accrued liabilities at December 31, 2025 and December 31, 2024:

	December 31,
(in thousands)	2025	2024
Accounts payable and accrued liabilities:
Accrued capital expenditures	$38,174	$62,346
Accounts and JIB payable	21,331	26,438
Accrued production costs	13,167	7,646
Other	4,175	3,010
Total accounts payable and accrued liabilities	$76,847	$99,440
16.    Subsequent Events
Dividend
On February 13, 2026, the Company's Board of Directors declared a cash dividend of $0.11 per share for the first quarter of 2026. The dividend will be paid on March 13, 2026 to stockholders of record as of February 27, 2026.
New Commodity Derivative Contracts
Subsequent to December 31, 2025, the Company entered into the following oil and natural gas derivative contracts to hedge additional amounts of estimated future production.

	2026					2027	2028
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total	Total	Total
Collars (oil)
Volume (Bbl)	—	414,120	340,280	295,553	1,049,953	—	—
Weighted-average floor price ($/Bbl)	$—	$65.00	$63.00	$61.00	$63.23	$—	$—
Weighted-average ceiling price ($/Bbl)	$—	$72.40	$69.72	$67.20	$70.07	$—	$—
Collars (natural gas)
Volume (Mcf)	828,665	—	—	637,323	1,465,988	2,457,747	2,211,640
Weighted-average floor price ($/Mcf)	$3.75	$—	$—	$4.00	$3.86	$3.74	$3.60
Weighted-average ceiling price ($/Mcf)	$4.80	$—	$—	$4.75	$4.78	$4.74	$4.73
Swaps (natural gas)
Volume (Mcf)	—	1,175,693	998,851	303,738	2,478,282	2,229,886	—
Weighted-average price ($/Mcf)	$—	$3.73	$3.73	$3.73	$3.73	$3.48	$—
Swaps (Platts IFERC Waha)
Volume (Mcf)	—	—	—	—	—	2,540,087	—
Weighted-average price ($/Mcf)	$—	$—	$—	$—	$—	$(1.08)	$—

GRANITE RIDGE RESOURCES, INC.
Notes to the Consolidated Financial Statements
Stock-Based Compensation
In January and February 2026, the Company granted a total of 209,648 restricted stock awards. In addition, in February 2026, the Company granted 292,398 PSUs to an officer, which will be eligible to vest upon the satisfaction of certain stock price thresholds during the performance period, which ends on December 31, 2032.

GRANITE RIDGE RESOURCES, INC.
Unaudited Supplementary Information
Capitalized Costs

	December 31,
(in thousands)	2025	2024
Oil and natural gas properties:
Proved	$1,788,292	$1,484,968
Unproved	109,096	55,053
Less: accumulated depletion	(857,832)	(643,051)
Net capitalized costs for oil and natural gas properties	$1,039,556	$896,970
Costs Incurred for Oil and Natural Gas Producing Activities

	December 31,
(in thousands)	2025	2024	2023
Property acquisition costs:
Proved	$14,754	$3,436	$36,824
Unproved	107,239	60,721	42,225
Development costs	278,993	290,283	283,915
Total costs incurred for oil and natural gas properties	$400,986	$354,440	$362,964
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

	December 31,
	2025	2024	2023
Prices utilized in the reserve estimates before adjustments:
Oil per Bbl	$66.01	$76.32	$78.21
Natural gas per Mcf	$3.39	$2.13	$2.64
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

	Oil (MBbl)	Natural Gas (MMcf)	MBoe
Proved developed and undeveloped reserves at December 31, 2022	25,494	150,239	50,534
Revisions of previous estimates	(3,928)	(16,401)	(6,662)
Extensions and discoveries	7,150	35,798	13,116
Divestiture of reserves	(1,338)	(5,253)	(2,213)
Acquisition of reserves	4,101	20,811	7,570
Production	(4,162)	(28,266)	(8,873)
Proved developed and undeveloped reserves at December 31, 2023	27,317	156,928	53,472
Revisions of previous estimates	(1,992)	(1,860)	(2,302)
Extensions and discoveries	3,545	20,043	6,885
Divestiture of reserves	(1,718)	(10,840)	(3,525)
Acquisition of reserves	5,518	20,442	8,925
Production	(4,483)	(27,944)	(9,140)
Proved developed and undeveloped reserves at December 31, 2024	28,187	156,769	54,315
Revisions of previous estimates	(3,089)	13,494	(840)
Extensions and discoveries	5,727	37,612	11,996
Acquisition of reserves	5,603	17,680	8,550
Production	(5,855)	(34,912)	(11,674)
Proved developed and undeveloped reserves at December 31, 2025	30,573	190,643	62,347

	Oil (MBbl)	Natural Gas (MMcf)	MBoe
Proved developed reserves:
December 31, 2022	15,714	91,034	30,886
December 31, 2023	14,972	96,833	31,111
December 31, 2024	19,269	118,103	38,953
December 31, 2025	21,498	156,161	47,525
Proved undeveloped reserves:
December 31, 2022	9,780	59,205	19,648
December 31, 2023	12,345	60,095	22,361
December 31, 2024	8,918	38,666	15,362
December 31, 2025	9,075	34,482	14,822
Notable changes in proved reserves for the year ended December 31, 2025 included the following:
•Revisions of previous estimates. In 2025, revisions of previous estimates decreased proved developed and undeveloped reserves by approximately 840 MBoe. The decrease was driven in part by lower oil prices. The Company’s proved reserves at December 31, 2025 were determined using the SEC price of $66.01 per Bbl of oil as compared to corresponding price of $76.32 per Bbl of oil at December 31, 2024. This decrease was partially offset by higher natural gas pricing. Proved natural gas reserves at December 31, 2025 were determined using the

GRANITE RIDGE RESOURCES, INC.
Unaudited Supplementary Information
SEC price of $3.39 per Mcf of natural gas as compared to corresponding price of $2.13 per Mcf of natural gas at December 31, 2024.
•Extensions and discoveries. In 2025, total extensions and discoveries of 11,996 MBoe were primarily attributable to successful drilling in the Permian Basin, which added 8,518 MBoe. Proved developed reserves increased approximately 8,746 MBoe due to the Company’s drilling activity in 2025, and 3,250 MBoe as a result of new proved undeveloped locations added.
•Acquisitions of reserves. In 2025, total acquisitions of reserves of 8,550 MBoe were attributable to the acquisitions of oil and natural gas properties primarily in the Permian Basin. The Permian Basin accounted for 6,739 MBoe of acquisitions during 2025. See Note 5 for additional discussion regarding acquisitions.
Notable changes in proved reserves for the year ended December 31, 2024 included the following:
•Revisions of previous estimates. In 2024, revisions of previous estimates decreased proved developed and undeveloped reserves by approximately 2,302 MBoe. The decrease was driven in part by lower oil and natural gas prices. The Company’s proved reserves at December 31, 2024 were determined using the SEC prices of $76.32 per Bbl of oil and $2.13 per MMBtu of natural gas, as compared to corresponding prices of $78.21 per Bbl of oil and $2.64 per MMBtu of natural gas at December 31, 2023. In addition to price revisions, there were negative revisions of 2,013 MBoe related to the removal of undeveloped drilling locations as they were no longer expected to be developed within five years of their initial recognition.
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
Notable changes in proved reserves for the year ended December 31, 2023, included the following:
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
•Divestiture of reserves. In 2023, the Company divested 2,213 MBoe of proved reserves in the Permian Basin.
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
The following table sets forth the standardized measure of discounted future net cash flows attributable to the Company’s proved oil and natural gas reserves at the periods indicated:

	December 31,
(in thousands)	2025	2024	2023
Future cash inflows	$2,524,552	$2,425,248	$2,589,302
Future production costs	(919,379)	(809,466)	(791,705)
Future development costs	(251,811)	(277,341)	(366,751)
Future income tax expense	(158,985)	(192,593)	(226,732)
Future net cash flows	1,194,377	1,145,848	1,204,114
10% discount for estimated timing of cash flows	(404,496)	(424,880)	(482,206)
Standardized measure of discounted future net cash flows	$789,881	$720,968	$721,908

GRANITE RIDGE RESOURCES, INC.
Unaudited Supplementary Information
A summary of the changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves are as follows:

	December 31,
(in thousands)	2025	2024	2023
Balance, beginning of period	$720,968	$721,908	$1,265,927
Sales of oil and natural gas produced, net of production costs	(337,849)	(296,562)	(305,843)
Extensions and discoveries	222,407	96,196	157,605
Previously estimated development cost incurred during the period	93,552	106,117	98,461
Net change of prices and production costs	(161,376)	(131,694)	(691,751)
Change in future development costs	74,843	16,705	6,284
Revisions of quantity and timing estimates	(16,612)	(7,561)	(204,963)
Accretion of discount	84,193	85,643	155,912
Change in income taxes	13,957	13,559	158,677
Acquisition of reserves	99,471	157,044	135,526
Divestiture of reserves	—	(36,769)	(77,402)
Other	(3,673)	(3,618)	23,475
Balance, end of period	$789,881	$720,968	$721,908