Form 10-Q
period 2026-03-31
Granite Ridge Resources, Inc.
filed 2026-05-07
CIK 1928446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2026, there were 131,895,990 shares of our common stock, par value $0.0001, outstanding.

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
•acts of war, terrorism or uncertainty regarding the effects and duration of global hostilities, including the Israel-Hamas conflict, the Russia-Ukraine war, the conflict in Iran, continued instability in the Middle East, and any associated armed conflicts or related sanctions which may disrupt commodity prices and create instability in the financial markets;

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
•our ability to establish and maintain effective internal control over financial reporting; and
•other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K") under “Risk Factors,” as updated by any subsequent Quarterly Reports on Form 10-Q, including this Report, which we file with the United States Securities and Exchange Commission (“SEC”).
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(in thousands, except par value and share data)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$30,056	$14,846
Revenue receivable	90,809	74,166
Advances to operators	2,500	2,682
Prepaid and other current assets	1,400	2,251
Derivative assets - commodity derivatives	1,706	13,978
Equity investments	17,635	10,960
Total current assets	144,106	118,883
Property and equipment:
Oil and gas properties, successful efforts method	1,953,601	1,897,388
Accumulated depletion	(912,560)	(857,832)
Total property and equipment, net	1,041,041	1,039,556
Long-term assets:
Derivative assets - commodity derivatives	3,221	3,743
Other long-term assets	5,505	5,889
Total long-term assets	8,726	9,632
Total assets	$1,193,873	$1,168,071
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$80,178	$76,847
Current portion of long-term debt	26,250	17,500
Derivative liabilities - commodity derivatives	42,255	24
Other liabilities	7,043	810
Total current liabilities	155,726	95,181
Long-term liabilities:
Long-term debt, net	400,022	367,832
Derivative liabilities - commodity derivatives	5,159	—
Asset retirement obligations	12,320	11,968
Deferred tax liability	73,682	87,330
Other long-term payables	1,328	—
Total long-term liabilities	492,511	467,130
Total liabilities	648,237	562,311
Stockholders' equity:
Common stock, $0.0001 par value, 431,000,000 shares authorized, 137,601,731 and 136,941,978 issued at March 31, 2026 and December 31, 2025, respectively	14	14
Additional paid-in capital	660,626	659,228
Retained earnings (accumulated deficit)	(78,778)	(17,286)
Treasury stock, at cost, 5,692,412 and 5,686,711 shares at March 31, 2026 and December 31, 2025, respectively	(36,226)	(36,196)
Total stockholders' equity	545,636	605,760
Total liabilities and stockholders' equity	$1,193,873	$1,168,071
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Revenues:
Oil and natural gas sales	$128,264	$122,931
Operating costs and expenses:
Lease operating expenses	29,679	16,240
Production and ad valorem taxes	8,236	8,368
Depletion and accretion expense	54,979	48,445
Impairments of long-lived assets	11,174	—
General and administrative	9,080	7,463
Other, net	267	(120)
Total operating costs and expenses	113,415	80,396
Net operating income	14,849	42,535
Other income (expense):
Loss on derivatives - commodity derivatives	(72,027)	(14,857)
Interest expense, net	(10,319)	(5,015)
Gain (loss) on equity investments	6,675	(9,971)
Other income	158	—
Total other income (expense)	(75,513)	(29,843)
Income (loss) before income taxes	(60,664)	12,692
Income tax expense (benefit)	(13,633)	2,880
Net income (loss)	$(47,031)	$9,812

Net income (loss) per share:
Basic	$(0.36)	$0.07
Diluted	$(0.36)	$0.07
Weighted-average number of shares outstanding:
Basic	130,620	130,336
Diluted	130,620	130,401
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Unaudited

Three Months Ended March 31, 2026
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of January 1, 2026	136,942	$14	$659,228	$(17,286)	(5,687)	$(36,196)	$605,760
Common stock issued related to stock-based compensation	660	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,398	—	—	—	1,398
Purchase of treasury stock	—	—	—	—	(5)	(30)	(30)
Common stock dividend declared ($0.11 per share)	—	—	—	(14,461)	—	—	(14,461)
Net loss	—	—	—	(47,031)	—	—	(47,031)
As of March 31, 2026	137,602	$14	$660,626	$(78,778)	(5,692)	$(36,226)	$545,636

Three Months Ended March 31, 2025
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of January 1, 2025	136,418	14	655,472	16,047	(5,684)	(36,180)	635,353
Common stock issued related to stock-based compensation	413	—	—	—	—	—	—
Forfeitures of restricted stock	(7)	—	—	—	—	—	—
Stock-based compensation expense	—	—	653	—	—	—	653
Purchase of treasury stock	—	—	—	—	(3)	(16)	(16)
Common stock dividend declared ($0.11 per share)	—	—	—	(14,389)	—	—	(14,389)
Net income	—	—	—	9,812	—	—	9,812
As of March 31, 2025	136,824	$14	$656,125	$11,470	(5,687)	$(36,196)	$631,413
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating activities:
Net income (loss)	$(47,031)	$9,812
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion and accretion expense	54,979	48,445
Impairments of long-lived assets	11,174	—
Unrealized loss on derivatives - commodity derivatives	60,185	14,744
Stock-based compensation expense	1,398	653
Amortization of deferred financing costs and original issue discount	1,324	378
(Gain) loss on equity investments	(6,675)	9,971
Deferred income taxes	(13,647)	2,870
Other	(5)	(161)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Revenue receivable	(16,643)	(11,053)
Accounts payable and accrued liabilities	4,948	1,213
Prepaid and other current assets	851	(810)
Other liabilities and long-term payables	7,490	29
Net cash provided by operating activities	58,348	76,091
Investing activities:
Capital expenditures for oil and natural gas properties	(60,378)	(66,728)
Acquisition of oil and natural gas properties	(9,496)	(34,692)
Refund of advances to operators	—	1,303
Proceeds from sale of oil and natural gas properties	1,227	120
Net cash used in investing activities	(68,647)	(99,997)
Financing activities:
Proceeds from borrowing on credit facilities	40,000	45,000
Purchase of treasury shares	(30)	(16)
Payment of dividends	(14,461)	(14,389)
Net cash provided by financing activities	25,509	30,595

Net change in cash	15,210	6,689
Cash at beginning of period	14,846	9,419
Cash at end of period	$30,056	$16,108

Supplemental disclosure of non-cash investing activities:
Change in accrued capital expenditures included in accounts payable and accrued liabilities	$(4,546)	$14,118
Advances to operators applied to development of oil and natural gas properties	$40,131	$18,200
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
2.    Summary of Significant Accounting Policies
A complete discussion of the Company’s significant accounting policies is included in the 2025 Form 10-K.
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
The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the condensed consolidated balance sheet at December 31, 2025 is derived from audited consolidated financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company’s condensed consolidated financial statements. All such adjustments are of a normal, recurring nature.
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
Certain disclosures have been condensed in, or omitted from, these condensed consolidated financial statements. Accordingly, these notes to the condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2025 Form 10-K.
Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
Segment Reporting
The Company operates in one reporting segment, which is oil and natural gas development, exploration and production. All of the Company's operations are conducted in the geographic area of the United States. The reporting segment generates revenue through the sale of oil and natural gas. The Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, manages operations on a consolidated basis for purposes of evaluating operational performance and allocating resources. Net income, as reported within the Company’s condensed consolidated statements of operations, is used by the CODM to assess performance for the oil and natural gas development, exploration and production segment. Significant segment expenses are the same as those reported in the condensed consolidated statements of operations. Total assets, as reported within the Company’s condensed consolidated balance sheets, is the measure of segment assets.
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
Capitalized leasehold costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized drilling and development costs and integrated assets is based on the unit-of-production method using proved developed reserves. The Company recognized depletion expense of $54.7 million and $48.2 million for the three months ended March 31, 2026 and 2025, respectively.
The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable; for instance, when there are declines in commodity prices or well performance. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair market value is recognized at that time. The fair value of impaired assets is determined using the market or income valuation approach. The income approach is calculated using a discounted cash flow model. Discounted future cash flows use a discount rate similar to that used by market participants, or comparable market value if available. Estimating future cash flows involves the use of judgments, including estimation of the proved and risk-adjusted unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. There was no proved property impairment recorded for the three months ended March 31, 2026 or 2025.
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. The Company recorded unproved oil and gas properties impairment of $11.2 million for the three months ended March 31, 2026 in the Permian Basin as a result of changes in operator development plans. There was no unproved impairment for the three months ended March 31, 2025.
Equity Investments
The Company follows the guidance in ASC 321, Investments - Equity Securities ("ASC 321") for its investment in common stock. ASC 321 requires equity investments with readily determinable fair values to be measured at fair value, with unrealized holding gains and losses recorded as a gain or loss in the condensed consolidated statements of operations. For the preferred stock that did not have a readily determinable fair value, the Company did not elect the measurement alternative in ASC 321 and instead accounted for the preferred stock at fair value with unrealized gains and losses recorded through net income for the period until the preferred stock was converted into common stock.
The Company recognized an unrealized gain of $6.7 million and unrealized loss of $10.0 million for the three months ended March 31, 2026 and 2025, respectively, included in gain (loss) on equity investments within the Company’s condensed consolidated statements of operations that accounts for the change in fair value of the common stock.
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
The Company receives payment from the sale of oil and natural gas production from one to three months after delivery. The transaction price is variable as it is based on market prices for oil and natural gas, less revenue deductions such as gathering, transportation, and compression costs. Management has determined that the variable revenue constraint is overcome at the date control passes to the customer since the variable consideration to be received can be reasonably estimated based on daily market prices and historical transportation charges. Revenue is presented net of these costs within

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
the condensed consolidated statements of operations. At the end of each month when the performance obligations are satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in revenue receivable in the condensed consolidated balance sheets. Variances between the Company’s estimated revenue and actual payments are recorded in the month the payment is received; however, differences have been and are insignificant.
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
Disaggregated Oil and Natural Gas Revenues
The Company’s disaggregated revenue has two primary sources: oil sales and natural gas sales. Substantially all of the Company’s oil and natural gas sales come from six geographic areas in the United States: the Eagle Ford Basin (Texas), the Permian Basin (Texas/New Mexico), the Haynesville Basin (Texas/Louisiana), the Denver-Julesburg “DJ” Basin (Colorado), the Bakken Basin (Montana/North Dakota), and Appalachian Basin (Ohio). The following tables present the disaggregation of the Company’s oil and natural gas revenues by basin for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in thousands)	2026	2025
Oil	$103,446	$91,847
Natural gas	24,818	31,084
Total	$128,264	$122,931

Permian	$87,049	$81,644
Eagle Ford	6,569	10,984
Bakken	6,412	9,857
Haynesville	11,953	5,738
DJ	7,489	10,400
Appalachian	8,792	4,308
Total	$128,264	$122,931
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Volume of Commodity Derivative Collar Option Contracts and Swap Activities
The following table sets forth the Company’s outstanding commodity derivative contracts as of March 31, 2026.

	2026				2027	2028
	Second Quarter	Third Quarter	Fourth Quarter	Total	Total	Total
Collar (oil)
Volume (Bbl)	1,049,430	909,612	795,038	2,754,080	1,361,645	—
Weighted-average floor price ($/Bbl)	$61.32	$60.53	$59.97	$60.67	$54.71	$—
Weighted-average ceiling price ($/Bbl)	$70.65	$69.93	$68.53	$69.80	$76.81	$—
Swaps (oil)
Volume (Bbl)	95,082	73,484	53,974	222,540	452,936	—
Weighted-average price ($/Bbl)	$60.33	$60.27	$60.24	$60.29	$60.21	$—
Collar (natural gas)
Volume (Mcf)	1,851,019	1,727,756	3,868,320	7,447,095	6,099,088	2,211,640
Weighted-average floor price ($/Mcf)	$3.25	$3.25	$3.66	$3.46	$3.89	$3.60
Weighted-average ceiling price ($/Mcf)	$4.00	$4.00	$4.44	$4.23	$4.97	$4.73
Swaps (natural gas)
Volume (Mcf)	4,546,849	3,961,363	1,222,218	9,730,430	9,323,814	—
Weighted-average price ($/Mcf)	$3.73	$3.73	$3.73	$3.73	$3.60	$—
Swaps (Waha Basis)
Volume (Mcf)	—	—	—	—	2,540,086	—
Weighted-average price ($/Mcf)	$—	$—	$—	$—	$(1.08)	$—
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

The following table summarizes the amounts reported in the condensed consolidated statements of operations related to the commodity derivative instruments for the three months ended March 31, 2026 and 2025:

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$(6,316)	$(66)
Natural gas derivatives	(5,526)	(47)
Total net cash receipts from (payments on) commodity derivatives	$(11,842)	$(113)
Unrealized gain (loss) on commodity derivatives
Oil derivatives	$(66,444)	$1,354
Natural gas derivatives	4,984	(16,098)
Power capacity contract	1,275	—
Total unrealized gain (loss) on commodity derivatives	$(60,185)	$(14,744)
Total gain (loss) on derivatives - commodity derivatives	$(72,027)	$(14,857)
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
The following table presents the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments - commodity derivatives	$4,927	$4,927	$17,721	$17,721
Equity investments	$17,635	$17,635	$10,960	$10,960

Liabilities:
Revolving credit facilities	$90,000	$90,000	$50,000	$50,000
2029 Senior Notes	$336,272	$347,374	$335,332	$348,373
Derivative instruments - commodity derivatives	$47,414	$47,414	$24	$24
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
Other financial assets and liabilities — The carrying amounts of the Company’s other financial assets and liabilities, such as revenue receivable and accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2025, the Company held 1,027,907 shares of Vital Energy’s common stock, for which the fair value is a Level 1 measurement. On December 15, 2025, Crescent Energy completed its previously announced merger with Vital Energy. Under the merger agreement, each issued and outstanding share of Vital Energy common stock was converted into 1.9062 shares of Crescent Energy Class A common stock. As a result of the transaction, the Company’s 685,271 outstanding shares at the time of the merger closing in Vital Energy common stock were converted into 1,306,263 shares of Crescent Class A common stock, which remained held by the Company as of March 31, 2026, for which the fair value is a Level 1 measurement.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. The Company nets the fair value of commodity derivative instruments by counterparty in the Company’s condensed consolidated balance sheets.

	March 31, 2026
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Equity investments – common stock	$17,635	$—	$—	$17,635	$—	$17,635

Assets (at fair value):
Commodity derivatives – current portion	$—	$9,829	$216	$10,045	$(8,339)	$1,706
Commodity derivatives – noncurrent portion	—	3,636	1,911	5,547	(2,326)	3,221
Liabilities (at fair value):
Commodity derivatives – current portion	—	(50,594)	—	(50,594)	8,339	(42,255)
Commodity derivatives – noncurrent portion	—	(7,485)	—	(7,485)	2,326	(5,159)
Net derivative instruments	$—	$(44,614)	$2,127	$(42,487)	$—	$(42,487)

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2025
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Equity investments - common stock	$10,960	$—	$—	$10,960	$—	$10,960

Assets (at fair value):
Commodity derivatives – current portion	$—	$14,988	$—	$14,988	$(1,010)	$13,978
Commodity derivatives – noncurrent portion	$—	$4,118	$852	$4,970	$(1,227)	$3,743

Liabilities (at fair value):
Commodity derivatives – current portion	—	(1,034)	—	(1,034)	1,010	(24)
Commodity derivatives – noncurrent portion	—	(1,227)	—	(1,227)	1,227	—
Net derivative instruments	$—	$16,845	$852	$17,697	$—	$17,697
The following table presents the significant unobservable inputs used in the valuation of the Level 3 Power Capacity Contract as of March 31, 2026.

Significant Unobservable Inputs(1)	Range
	Low	High	Average
Hourly forward power prices per MWh(2)	$(60.49)	$495.48	$63.75
Forward gas prices per mmbtu(3)	$(3.21)	$4.20	$2.49
Forward power volatility	30%	30%	30%
Forward gas volatility	50%	50%	50%
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
(3)Based on the Waha forward monthly gas prices.

The following table presents the changes in fair value of the Level 3 Power Capacity Contract:

Three Months Ended March 31,
(in thousands)	2026
Balance at beginning of period	$852
Gain (loss) on commodity derivatives	1,275
Balance at end of period	$2,127

Fair Values – Nonrecurring
Asset retirement obligations — The fair value measurements of asset retirement obligations are measured on a nonrecurring basis when a well is drilled or acquired or when production equipment and facilities are installed or acquired

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
5.    Acquisitions and Divestitures
During the three months ended March 31, 2026 and 2025, the Company acquired various oil and natural gas properties. The following table presents the cumulative adjusted purchase price of transactions accounted for as asset acquisitions in accordance with ASC Topic 805, Business Combinations (“ASC 805”) by basin included in oil and gas properties on the Company’s condensed consolidated balance sheets:

	Three Months Ended March 31,
(in thousands)	2026	2025
Permian	$5,285	$29,644
Bakken	307	—
Appalachian	4,549	4,718
Total	$10,141	$34,362
During the three months ended March 31, 2026, the Company divested proved properties for proceeds of $1.2 million, which was accounted for as a normal retirement with no gain or loss recorded on the sale. During the three months ended March 31, 2025, the Company divested of unproved properties for proceeds of $0.1 million, for which a gain on sale of $0.1 million was recorded and included in other, net in the condensed consolidated statements of operations.
6.    Stock Incentive Plan
The Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan (the “Plan”) provides the Company the ability to grant, among other award types, stock options, restricted stock awards, and performance stock units ("PSUs") to directors, officers, employees and consultants or advisors employed by or providing service to the Company.
During the first quarter of 2026 and 2025, the Company granted restricted stock awards, stock options, and PSUs. Stock-based compensation expense during the three months ended March 31, 2026 and 2025 was $1.4 million and $0.7 million, respectively.
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
PSUs - The Company grants PSUs to certain of its officers under the Plan. PSUs represent the contingent right to receive shares of the Company's common stock once the PSU is vested and earned. Certain PSUs granted are based upon the achievement of "financial performance" and "market performance" criteria for the Company. Such PSUs cliff vest at the end of three years, generally subject to continued employment through the performance period. The total number of shares eligible to be earned may range from zero to 200% of the target number of PSUs granted, determined based upon achievement of the determined financial performance and market performance criteria. Financial performance is based on the Company's financial performance at the end of the applicable performance period, while market performance is based on the relative standing of total shareholder return ("TSR") achieved by the Company compared to the TSR achieved by a predetermined group of peer companies at the end of the applicable performance period. The Company utilizes the Monte

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Carlo simulation method to determine the fair value of the PSUs based on market performance, while PSUs based on financial performance are valued using the closing price of the Company's common stock on the date of grant. During the three months ended March 31, 2026, the Company granted 86,504 PSUs with a performance period ending on December 31, 2028, half of which are related to financial performance criteria and half of which are related to market performance criteria. During the three months ended March 31, 2025, the Company granted 76,650 PSUs with a performance period ending on December 31, 2027, half of which are related to financial performance criteria and half of which are related to market performance criteria. During the three months ended March 31, 2026, the Company issued 21,515 shares of common stock as a result of the conversion of 13,287 PSUs that vested on December 31, 2025.
Certain PSUs granted are based on the Company's achievement of stock price thresholds. During 2025, the Company granted 644,330 of these PSUs to certain of its officers under the Plan. During the first quarter of 2026, the Company granted an additional 292,398 of these PSUs. Such PSUs are eligible to vest, generally subject to continued employment, upon the satisfaction of certain stock price thresholds during the performance period, which ends on December 31, 2032. Each such PSU is earned based on whether the Company's stock price achieves a target average stock price for any 20 consecutive trading days during the performance period. If the stock price thresholds are not met by the end of the performance period, the PSUs will be forfeited and no shares of common stock will be issued. Compensation expense for these awards is based on the grant date fair market value of the award, calculated using a Monte Carlo simulation, and such costs are recorded on a straight-line basis over the derived requisite service period for each separately vesting portion of the award, as if the award was, in substance, multiple awards, as applicable.
Stock Options - The Company grants stock options to certain of its officers under the Plan. The Company's outstanding stock options expire 10 years following the date of grant. Pursuant to the stock options granted under the Plan, 33% of the options vest immediately with an additional 33% vesting on each of the next two anniversaries of the date of the grant, generally subject to continued employment through each such vesting date. During the three months ended March 31, 2026, the Company granted 102,478 stock options with an exercise price of $5.26 per share. During the three months ended March 31, 2025, the Company granted 110,257 stock options with an exercise price of $5.61 per share.
Other Awards - During the three months ended March 31, 2026 and March 31, 2025, the Company issued 3,194 and 3,084 common shares, respectively, to a director in lieu of cash compensation.
Stock Awards - The Company may issue other awards to its employees and consultants under the Plan.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
A summary of the Company's activity under the Plan for the restricted stock awards, PSUs and stock options for the three months ended March 31, 2026 is presented below:

	Restricted Stock Awards	Performance Stock Units	Stock Options
Outstanding at December 31, 2025	775,647	719,407	298,458
Awards granted (1)	635,044	378,902	102,478
Awards canceled/forfeited	—	—	—
Awards vested (2)	(305,913)	(13,287)	—
Outstanding at March 31, 2026	1,104,778	1,085,022	400,936
(1) Weighted average grant date fair value per share / unit	$5.14	$4.61	$1.08
(2) Represents restricted stock vested and PSUs converted to common stock during the period. During the three months ended March 31, 2026, 68,295 stock options vested. As of March 31, 2026, there were a total of 317,234 stock options exercisable.

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
(2) Represents restricted stock and PSUs vested during the period. During the three months ended March 31, 2025, 212,249 stock options vested and 518,444 stock options were exercisable as of March 31, 2025.

7.    Income Taxes
The Company is a C corporation and subject to U.S. federal, state, and local income taxes. The Company records income taxes through the use of an estimated annual effective tax rate and specific events that are discretely recognized as they occur. For the three months ended March 31, 2026 and 2025, the Company recorded an income tax benefit of $13.6 million and income tax expense of $2.9 million, respectively.
At the end of each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The Company's effective income tax rate was 22.5% and 22.7% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate differs from the enacted statutory rate of 21% primarily due to the impact of certain discrete items and state income taxes.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of March 31, 2026 and December 31, 2025, the Company had no unrecognized tax benefits and did not recognize any interest or penalties during those respective periods related to unrecognized tax benefits.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
8.    Debt
The Company’s long-term debt is comprised of the following:

(in thousands)	March 31, 2026	December 31, 2025
Revolving credit facility	$90,000	$50,000
Senior unsecured notes due 2029	350,000	350,000
Total debt	440,000	400,000
Less: Unamortized debt issuance costs on senior notes	$(1,136)	$(1,214)
Less: Unamortized debt discount	(12,592)	(13,454)
Total debt, net	$426,272	$385,332
Less: Current portion of outstanding long-term debt(1)	26,250	17,500
Total long-term debt, net	$400,022	$367,832
______________________________________
(1)As of March 31, 2026 and December 31, 2025, the current portion of long-term debt reflects $26.3 million and $17.5 million, respectively, due on the Senior Notes over the next twelve months.
Granite Ridge Credit Agreement
On October 24, 2022, Granite Ridge entered into a senior secured revolving credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks, currently led by Bank of America, N.A., as administrative agent. The Credit Agreement has a maturity date of the earliest to occur of (A) November 5, 2029 or (B) the date that is ninety-one days prior to the stated maturity date of the unsecured senior notes issued in November 2025 if any such notes remain outstanding on such date.
The borrowing base is redetermined semiannually on or about April 1 and October 1 of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. As of March 31, 2026, the Company had a borrowing base of $375.0 million and elected commitments of $375.0 million.
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
At March 31, 2026, the Company had outstanding borrowings of $90.0 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $284.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company's and its restricted subsidiaries' assets.
Borrowings under the Credit Agreement may be base rate loans or secured overnight financing rate (“SOFR”) loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. SOFR loans bear interest at SOFR plus an applicable margin ranging from 275 to 375 basis points, depending on the percentage of the borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the U.S. prime rate as publicly announced from time to time by Bank of America, N.A.; (ii) the federal funds effective rate plus 50 basis points; (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points; and (iv) 100 basis points, plus, in the case of any base rate loan, an applicable margin ranging from 175 to 275 basis points, depending on the percentage of the borrowing base utilized.

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
At March 31, 2026, the Company was in compliance with all covenants required by the Credit Agreement.
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
Interest is due to be paid at the end of each quarter. In addition, the Company will repay quarterly 2.5% of the original principal amount of the notes issued on the closing date beginning on September 30, 2026. If quarterly scheduled repayments are missed, the coupon increases to 11.875% and the Company is restricted from making any dividend payments until all delinquent scheduled repayments have been fulfilled. The Company has $26.3 million included in current liabilities in the condensed consolidated balance sheets related to quarterly principal repayments due within the next 12 months. On or after May 5, 2027 and on or prior to May 5, 2028, the Company may, at its option, redeem, at any time some or all of the 2029 Senior Notes at 103.0% of par, as set forth in the Note Purchase Agreement, plus accrued and unpaid interest, if any. Any redemption of the 2029 Senior Notes prior to May 5, 2027 is subject to payment of a make-whole amount. After May 5, 2028, the Company may redeem some or all of the Senior Notes at 100.0% of the principal amount thereof plus accrued and unpaid interest, if any. The principal remaining outstanding at the time of maturity is required to be paid in full by the Issuer.
The 2029 Senior Notes include certain covenants, which, among other things, requires the maintenance of (i) a net leverage ratio not greater than 3.25 to 1.00 and an (ii) asset coverage ratio greater than or equal to (A) for each Fiscal Quarter ending prior to December 31, 2026, 1.25 to 1.00 and (B) for each Fiscal Quarter ending on or after December 31, 2026, 1.50 to 1.00. The 2029 Senior Notes also contain a total leverage ratio and asset coverage ratio basket for Restricted Payments (as defined in the 2029 Senior Notes), which permits Restricted Payments in the form of cash distributions so long as, subject to certain other conditions, the leverage ratio, after giving pro forma effect to such Restricted Payments, cannot exceed 1.75 to 1.00, and the asset coverage ratio, after giving effect to such Restricted Payments, must be greater than or equal to 1.50 to 1.00. Under the 2029 Senior Notes, the Company must maintain a minimum hedging requirement included within the Senior Notes for oil and natural gas based on proved developed producing projected volumes for each commodity on a rolling 18-month basis.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
At March 31, 2026, the Company was in compliance with all financial covenants required by the Note Purchase Agreement.
9.    Equity
The Company paid dividends of $14.5 million, or $0.11 per share during the three months ended March 31, 2026. The Company paid dividends of $14.4 million, or $0.11 per share, during the three months ended March 31, 2025. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
10.    Related Party Transactions
On October 24, 2022, Grey Rock Administration, LLC (the “Manager”) entered into a Management Services Agreement with Granite Ridge (the “MSA”). Under the MSA, the Manager provides general management, administrative, and operating services covering the oil and gas assets and other properties of the Company and other day-to-day business and affairs of the Company. In accordance with the MSA, the Company paid the Manager an annual services fee of $10.0 million and reimbursed the Manager for certain Granite Ridge group costs related to the operation of the Company's assets (including for third party costs allocated or attributable to the assets of the Company).
On December 10, 2025, the Company entered into Amendment No. 1 to the Management Services Agreement, which amended the Company's existing MSA with the Manager ("Amendment No. 1"). Amendment No. 1, among other things, (a) extended the initial term from April 30, 2028 to April 30, 2031 and (b) increased the Services Fee (as defined in the MSA) from $10.0 million to $11.75 million effective January 1, 2026, provided for annual CPI-based adjustments beginning January 1, 2027 and delegated to management the authority to increase the Services Fee up to a maximum total of $12.5 million. The MSA will automatically renew for additional consecutive one-year renewal terms until terminated in accordance with its terms. Upon any termination of the MSA, the Manager shall provide transition services for a period of up to 90 days.
For the three months ended March 31, 2026 and 2025, service fees for the Company under the MSA were approximately $2.9 million and $2.5 million, respectively, and are included in general and administrative expenses within the accompanying condensed consolidated statements of operations.
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
Derivative Counterparties - The Company uses credit and other financial criteria to evaluate the creditworthiness of counterparties to its derivative instruments. The Company believes that all of its derivative counterparties are currently acceptable credit risks. All of the Company’s outstanding derivative instruments are covered by International Swap Dealers

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Association Master Agreements (“ISDAs”). All collar option contracts and swap derivatives entered into are with parties that are also lenders under the Company’s Credit Agreement. The Company’s obligations under the derivative instruments, with the exception of the Power Capacity Contract, are secured pursuant to the Credit Agreement, and no additional collateral has been posted by the Company.
12.    Earnings (Loss) Per Share
The Company uses the two-class method of calculating earnings (loss) per share because certain of the Company’s unvested stock-based awards qualify as participating securities.
The Company’s basic earnings (loss) per share attributable to common stockholders is computed as (i) net income (loss) as reported, (ii) less participating basic earnings, (iii) divided by weighted average basic common shares outstanding. The Company’s diluted earnings (loss) per share attributable to common stockholders is computed as (i) basic earnings (loss) attributable to common stockholders, (ii) plus reallocation of participating earnings, (iii) divided by weighted average diluted common shares outstanding.
The computation of diluted net income (loss) per share excludes contingently issuable shares related to certain market-based equity awards as the required market price conditions had not been satisfied as of the end of the reporting period. These awards represent 936,728 shares of common stock that may be issued if specified market price targets are achieved. Because the market conditions were not met as of March 31, 2026, the shares were not included in the diluted weighted average share count. If the market conditions are satisfied in future periods, these shares could have a dilutive effect on earnings per share.
The following table presents the basic and diluted earnings per share computations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net income (loss)	$(47,031)	$9,812
Participating basic earnings (a)	(100)	(56)
Basic earnings attributable to common stockholders	(47,131)	9,756
Reallocation of participating earnings	—	—
Diluted earnings attributable to common stockholders	$(47,131)	$9,756

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	130,620	130,336
Dilutive performance stock units	—	59
Dilutive stock options	—	6
Weighted average common shares outstanding – diluted	130,620	130,401

Net income (loss) per common share:
Basic	$(0.36)	$0.07
Diluted	$(0.36)	$0.07
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
The following table is a summary of the PSUs and stock options which were not included in the computation of diluted earnings per share, as inclusion of these items would be antidilutive.

	Three Months Ended March 31,
	2026	2025
Number of antidilutive common shares:
Antidilutive performance stock units	105,802	102,365
Antidilutive stock options	330,340	553,240
Total antidilutive common shares	436,142	655,605
13.    Subsequent Events
Dividend
The Company's Board of Directors declared a regular quarterly cash dividend of $0.11 per share for the second quarter of 2026. The dividend will be paid on June 12, 2026 to stockholders of record as of May 29, 2026.
New Commodity Derivative Contracts
Subsequent to March 31, 2026, the Company entered into the following oil and natural gas derivative contracts to hedge estimated future production.

	2026				2027	2028
	Second Quarter	Third Quarter	Fourth Quarter	Total	Total	Total
Oil Swaps (WTI / Brent CMA Diff)
Volume (Bbl)	93,092	122,886	106,127	322,105	—	—
Weighted-average price ($/Bbl)	$(7.50)	$(7.50)	$(7.50)	$(7.50)	$—	$—
Gas Swaps (Waha Basis)
Volume (Mcf)	—	—	2,300,200	2,300,200	3,000,600	111,100
Weighted-average price ($/Mcf)	$—	$—	$(1.60)	$(1.60)	$(1.60)	$(1.60)
14.    Supplementary Data
Capitalized Costs

(in thousands)	March 31, 2026	December 31, 2025
Oil and natural gas properties:
Proved	$1,847,791	$1,788,292
Unproved	105,810	109,096
Less: accumulated depletion	(912,560)	(857,832)
Net capitalized costs for oil and natural gas properties	$1,041,041	$1,039,556

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Costs Incurred for Oil and Natural Gas Producing Activities

	Three Months Ended March 31,
(in thousands)	2026	2025
Property acquisition costs:
Proved	$589	$13,341
Unproved	9,552	21,021
Development costs	58,296	71,402
Total costs incurred for oil and natural gas properties	$68,437	$105,764

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
The following discussion contains “forward‑looking statements” reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward‑looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed below and elsewhere in this Report. Please read “Cautionary Note Regarding Forward‑Looking Statements.” Also, please read the risk factors and other cautionary statements described under “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K") and elsewhere in this Report. We assume no obligation to update any of these forward‑looking statements, except as required by applicable law.
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
Our oil price differential to the NYMEX benchmark price during the three months ended March 31, 2026 and 2025 was a discount of $(2.80) per barrel and a discount of $(2.60) per barrel, respectively. Our natural gas price differential to the average NYMEX price during the three months ended March 31, 2026 and 2025 was a discount of $(2.16) per Mcf and $(0.17) per Mcf, respectively.
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
Prices for various quantities of oil and natural gas that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX spot prices for oil and natural gas for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Average NYMEX Prices(1)
Oil (per Bbl)	$72.74	$71.78
Natural gas (per Mcf)	$4.71	$4.14
(1)Based on average NYMEX spot prices.
For the three months ended March 31, 2026, the average NYMEX oil pricing was $72.74 per barrel of oil, or 1% higher than the average NYMEX price per barrel for the three months ended March 31, 2025. Our settled derivatives decreased our realized oil price per barrel by $4.27 for the three months ended March 31, 2026 and decreased our realized oil price per barrel by $0.05 for the three months ended March 31, 2025. For the three months ended March 31, 2026, our average realized oil price per barrel after reflecting settled derivatives was $65.67 compared to $69.13 for the three months ended March 31, 2025.
For the three months ended March 31, 2026, the average NYMEX natural gas pricing was $4.71 per Mcf, or 14% higher than the average NYMEX price per Mcf for the three months ended March 31, 2025. Our settled derivatives decreased our realized natural gas price per Mcf by $0.57 for the three months ended March 31, 2026 and decreased our realized natural gas price per Mcf by $0.01 for the three months ended March 31, 2025. For the three months ended March 31, 2026, our average realized natural gas price per Mcf after reflecting settled derivatives was $1.98 compared to $3.96 for the three months ended March 31, 2025.

Results of Operations
The following table sets forth summary production and operating data for the periods indicated. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three months ended March 31,
	2026	2025
Net Sales (in thousands):
Oil sales	$103,446	$91,847
Natural gas and related product sales	24,818	31,084
Total revenues	128,264	122,931

Net Production:
Oil (MBbl)	1,479	1,328
Natural gas (MMcf)	9,738	7,826
Total (MBoe)(1)	3,102	2,632
Average Daily Production:
Oil (Bbl)	16,433	14,752
Natural gas (Mcf)	108,200	86,960
Total (Boe)(1)	34,467	29,245

Average Sales Prices:
Oil (per Bbl)	$69.94	$69.18
Effect of loss on settled oil derivatives on average price (per Bbl)	(4.27)	(0.05)
Oil net of settled oil derivatives (per Bbl)(2)	65.67	69.13

Natural gas sales (per Mcf)	$2.55	$3.97
Effect of loss on settled natural gas derivatives on average price (per Mcf)	(0.57)	(0.01)
Natural gas sales net of settled natural gas derivatives (per Mcf)(2)	1.98	3.96

Realized price on a Boe basis excluding settled commodity derivatives	$41.35	$46.71
Effect of loss on settled commodity derivatives on average price (per Boe)	(3.82)	(0.04)
Realized price on a Boe basis including settled commodity derivatives(2)	37.53	46.67

Operating Expenses (in thousands):
Lease operating expenses	$29,679	$16,240
Production and ad valorem taxes	8,236	8,368
Depletion and accretion expense	54,979	48,445
General and administrative	9,080	7,463
Costs and Expenses (per Boe):
Lease operating expenses	$9.57	$6.17
Production and ad valorem taxes	2.66	3.18
Depletion and accretion	17.72	18.41
General and administrative	2.93	2.84

Net Producing Wells at Period-End:	245.55	211.63
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

Oil, Natural Gas and Related Product Sales
Our revenues vary from year to year primarily due to changes in realized commodity prices and production volumes. Our oil and natural gas sales for the three months ended March 31, 2026 increased 4% from the same period in 2025. Oil revenues for the three months ended March 31, 2026 increased by 13% compared to the same period in 2025, driven by an 11% increase in production and a 1% increase in realized prices, excluding the effect of settled derivatives. Natural gas revenues decreased by 20% for the three months ended March 31, 2026 compared to the same period in 2025, driven by a 36% decrease in realized natural gas prices, excluding the effect of settled commodity derivatives, partially offset by a 24% increase in production.
Production from oil and gas properties increased as a result of drilling success and the acquisition of additional net revenue interests. The number of wells we participated in during the period increased from 211.63 net wells on March 31, 2025 to 245.55 net wells on March 31, 2026.
Lease Operating Expenses
Lease operating expenses were $29.7 million ($9.57 per Boe) for the three months ended March 31, 2026, an increase of 83% from $16.2 million ($6.17 per Boe) during the same period in 2025. The increase in lease operating expenses per Boe was primarily due to increased saltwater disposal costs as a result of higher water cuts and flowback operations, surface equipment rentals, and contract labor.
Production and Ad Valorem Taxes
We generally pay production taxes based on realized oil and natural gas sales. Production taxes were $6.1 million ($1.96 per Boe) for the three months ended March 31, 2026 compared to $6.6 million ($2.49 per Boe) during the same period in 2025. As a percentage of oil and natural gas sales, our production taxes were 5% during the three months ended March 31, 2026 and 2025.
Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.
Ad valorem taxes increased by $0.3 million during the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to additional wells drilled and completed and new wells acquired.
Depletion and Accretion
Depletion and accretion was $55.0 million ($17.72 per Boe) for the three months ended March 31, 2026, an increase of 13% from $48.4 million ($18.41 per Boe) during the same period in 2025. The increase in depletion and accretion expense was primarily due to the increase in depletion expense resulting from an increase in production between the two periods.
Impairment of Unproved Properties
For the three months ended March 31, 2026, we recognized impairment expense of $11.2 million on unproved properties in the Permian Basin as a result of a change in operator development plans.
General and Administrative
The following table provides components of our general and administrative expenses for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(in thousands)	2026	2025
General and administrative expenses	$7,682	$6,810
Non-cash stock-based compensation	1,398	653
Total general and administrative expenses	$9,080	$7,463

Total general and administrative expenses were $9.1 million ($2.93 per Boe) for the three months ended March 31, 2026, an increase of 22% from $7.5 million ($2.84 per Boe) during the same period in 2025. The increase was primarily due to increased stock-based compensation and management fee expenses during the three months ended March 31, 2026 as compared to the same period in 2025.
Gain/(Loss) on Derivatives – Commodity Derivatives
The following table summarizes the amounts reported as gain (loss) on derivatives - commodity derivatives in the condensed consolidated statements of operations for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$(6,316)	$(66)
Natural gas derivatives	(5,526)	(47)
Total net cash receipts from (payments on) commodity derivatives	$(11,842)	$(113)
Unrealized gain (loss) on commodity derivatives
Oil derivatives	$(66,444)	$1,354
Natural gas derivatives	4,984	(16,098)
Power capacity contract	1,275	—
Total unrealized gain (loss) on commodity derivatives	$(60,185)	$(14,744)
Total gain (loss) on derivatives - commodity derivatives	$(72,027)	$(14,857)
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
Interest Expense
Interest expense was $10.3 million for the three months ended March 31, 2026 compared to $5.0 million for the three months ended March 31, 2025. The increase in interest expense during the three months ended March 31, 2026 as compared to 2025 was primarily due to the issuance of $350.0 million aggregate principal amount of 8.875% senior unsecured notes in November 2025 that was outstanding during the entirety of the three months ended March 31, 2026.
Gain/(Loss) on Equity Investments
We recorded a gain of $6.7 million for the three months ended March 31, 2026 compared to a loss of $10.0 million for the three months ended March 31, 2025 resulting from the change in fair value of common stock held by the Company during the periods.
Income Tax Expense
We recorded income tax benefit of $13.6 million for the three months ended March 31, 2026 compared to income tax expense of $2.9 million for the three months ended March 31, 2025. The effective income tax rate differs from the statutory rate primarily due to the impact of certain discrete items and state income taxes.
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

As of March 31, 2026, we had $350.0 million of principal debt outstanding on 8.875% senior unsecured notes and $90.0 million of debt outstanding under our senior secured revolving credit agreement. We had $314.8 million of liquidity as of March 31, 2026, consisting of $284.7 million of committed borrowing availability under the Credit Agreement and $30.1 million of cash on hand.
With our cash on hand, cash flow from operations, senior unsecured notes and borrowing capacity under the Credit Agreement, we believe that we will have sufficient cash flow and liquidity to fund our budgeted capital expenditures and operating expenses for at least the next twelve months. However, we may seek additional access to capital and liquidity. We cannot assure you that any additional capital will be available to us on favorable terms or at all.
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
Common Stock Dividends
We paid dividends of $14.5 million, or $0.11 per share, and $14.4 million, or $0.11 per share, during the first quarter of 2026 and 2025, respectively. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
Cash Flows
The following table summarizes our changes in cash for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$58,348	$76,091
Net cash used in investing activities	(68,647)	(99,997)
Net cash provided by financing activities	25,509	30,595
Net change in cash	$15,210	$6,689
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
The $17.7 million decrease in operating cash flows during the three months ended March 31, 2026 as compared to the same period in 2025 was primarily due to the increase in realized loss on derivatives during the three months ended March 31, 2026 as compared to the same period in 2025.
Our net cash provided by operating activities included a reduction of $3.4 million and a reduction of $10.6 million for the three months ended March 31, 2026 and 2025, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.
Cash Flows from Investing Activities
For the three months ended March 31, 2026, our net cash used in investing activities was $68.6 million, which consisted primarily of $60.4 million of capital expenditures for oil and natural gas properties and $9.5 million of acquisitions of oil and natural gas properties, partially offset by proceeds from sale of oil and natural gas properties of $1.2 million.

For the three months ended March 31, 2025, our net cash used in investing activities was $100.0 million, which consisted primarily of $66.7 million of capital expenditures for oil and natural gas properties and $34.7 million of acquisitions of oil and natural gas properties.
Cash Flows from Financing Activities
For the three months ended March 31, 2026, our net cash provided by financing activities was $25.5 million, primarily due to $40.0 million of borrowings under our Credit Agreement, partially offset by $14.5 million of dividends paid on our common stock.
For the three months ended March 31, 2025, our net cash provided by financing activities was $30.6 million, primarily due to $45.0 million of borrowings under our Credit Agreement, partially offset by $14.4 million of dividends paid on our common stock.
Granite Ridge Credit Agreement
At March 31, 2026, the Company had outstanding borrowings of $90.0 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $284.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company's and its restricted subsidiaries' assets.
On October 24, 2022, Granite Ridge entered into a senior secured revolving credit agreement (as amended, the “Credit Agreement”) with a syndicate of banks, currently led by Bank of America, N.A., as administrative agent. The Credit Agreement has a maturity date of the earliest to occur of (A) November 5, 2029 or (B) the date that is ninety-one days prior to the stated maturity date of the unsecured senior notes issued in November 2025 if any such notes remain outstanding on such date.
The borrowing base is redetermined semiannually on or about April 1 and October 1 of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. As of March 31, 2026, the Company had a borrowing base of $375.0 million and elected commitments of $375.0 million.
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
At March 31, 2026, the Company had outstanding borrowings of $90.0 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $284.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company's and its restricted subsidiaries' assets.
Borrowings under the Credit Agreement may be base rate loans or secured overnight financing rate (“SOFR”) loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. SOFR loans bear interest at SOFR plus an applicable margin ranging from 275 to 375 basis points, depending on the percentage of the borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the U.S. prime rate as publicly announced from time to time by Bank of America, N.A.; (ii) the federal funds effective rate plus 50 basis points; (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points; and (iv) 100 basis points, plus, in the case of any base rate loan, an applicable margin ranging from 175 to 275 basis points, depending on the percentage of the borrowing base utilized.
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
At March 31, 2026, the Company was in compliance with all covenants required by the Credit Agreement.
2029 Senior Notes
On November 5, 2025, the Company, as issuer, completed an issuance of $350.0 million aggregate principal amount of 8.875% senior unsecured notes at 96.0% of par with stated maturity on November 5, 2029 pursuant to the Note Purchase Agreement. The Company used the net proceeds from issuance of the 2029 Senior Notes to repay certain amounts under the Credit Agreement and to pay related fees and expenses. The Note Purchase Agreement allows the ability for the Company to incur up to $100.0 million of incremental notes for purposes of acquisition financing, subject to, among other things, the willingness of holders to provide such incremental notes and a pro forma net leverage ratio not greater than 2.00 to 1.00.
Interest is due to be paid at the end of each quarter. In addition, the Company will repay quarterly 2.5% of the original principal amount of the notes issued on the closing date beginning on September 30, 2026. If quarterly scheduled repayments are missed, the coupon increases to 11.875% and the Company is restricted from making any dividend payments until all delinquent scheduled repayments have been fulfilled. The Company has $26.3 million included in current liabilities in the consolidated balance sheets related to quarterly principal repayments due within the next 12 months. On or after May 5, 2027 and on or prior to May 5, 2028, the Company may, at its option, redeem, at any time some or all of the 2029 Senior Notes at 103.0% of par, as set forth in the Note Purchase Agreement, plus accrued and unpaid interest, if any. Any redemption of the 2029 Senior Notes prior to May 5, 2027 is subject to payment of a make-whole amount. After May 5, 2028, the Company may redeem some or all of the Senior Notes at 100.0% of the principal amount thereof plus accrued and unpaid interest, if any. The principal remaining outstanding at the time of maturity is required to be paid in full by the Issuer.
The 2029 Senior Notes include certain covenants, which, among other things, requires the maintenance of (i) a net leverage ratio not greater than 3.25 to 1.00 and an (ii) asset coverage ratio greater than or equal to (A) for each Fiscal Quarter ending prior to December 31, 2026, 1.25 to 1.00 and (B) for each Fiscal Quarter ending on or after December 31, 2026, 1.50 to 1.00. The 2029 Senior Notes also contain a total leverage ratio and asset coverage ratio basket for Restricted Payments (as defined in the 2029 Senior Notes), which permits Restricted Payments in the form of cash distributions so long as, subject to certain other conditions, the leverage ratio, after giving pro forma effect to such Restricted Payments, cannot exceed 1.75 to 1.00, and the asset coverage ratio, after giving effect to such Restricted Payments, must be greater than or equal to 1.50 to 1.00. Under the 2029 Senior Notes, the Company must maintain a minimum hedging requirement included within the Senior Notes for oil and natural gas based on our proved developed producing projected volumes for each commodity on a rolling 18-month basis.
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
At March 31, 2026, the Company was in compliance with all financial covenants required by the Note Purchase Agreement.

Known Contractual and Other Obligations; Planned Capital Expenditures
Contractual and Other Obligations
Our contractual obligations include long-term debt, cash interest expense on debt, derivative liabilities, asset retirement obligations, joint development agreements, and an annual service fee to the Manager. Since December 31, 2025, there have been no material changes in our contractual obligations, other than (i) the $40.0 million increase in long-term debt due to borrowings under the Credit Agreement and (ii) increase in contractually obligated fees under our joint development agreements.
The Company enters into joint development agreements that outline the terms for the joint evaluation, acquisition, exploration, development, and production of hydrocarbons from jointly owned interests subject to such agreements. These agreements designate a third party as the operator of all jointly owned interests in the applicable development area, while Granite Ridge retains the right to manage and control acquisition costs and strategy, development costs, timing and rig schedules, well design and other development operations in exchange for a fee. The aggregate minimum financial commitment amount over the noncancellable term of these joint development agreements is $15.5 million, which is due over the next two years.
Planned Capital Expenditures
For 2026, we are budgeting approximately $345 million to $385 million in total planned capital expenditures, including approximately $45 million to $55 million of acquisitions of oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions, during the three months ended March 31, 2026 and 2025 totaled $58.3 million and $71.4 million, respectively. Our capital expenditures for the three months ended March 31, 2026 were primarily funded with cash flows from operations and borrowings under the Credit Agreement. We expect to fund planned capital expenditures with cash generated from operations and, if required, borrowings under our Credit Agreement.
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
Acquisitions
The following table reflects our expenditures for acquisitions of proved and unproved properties for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Property acquisition costs:
Proved	$589	$13,341
Unproved	9,552	21,021
Total property acquisition costs	$10,141	$34,362
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
There have been no material changes in our critical accounting policies and procedures during the three months ended March 31, 2026. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our 2025 Form 10-K.
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
We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. For the three months ended March 31, 2026, a 10% increase in average commodity prices would have decreased the fair value of our collar option and swap commodity derivatives by $39.1 million. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
We generally use derivatives to economically hedge a portion of our anticipated future production. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under our Credit Agreement.
Interest Rate Risk
At March 31, 2026, our exposure to interest rate changes related primarily to the borrowings under the Credit Agreement as the 2029 Senior Notes bear a fixed interest rate. The interest we pay on these borrowings is set periodically based upon market rates. We had total indebtedness of $90.0 million outstanding under our Credit Agreement at March 31, 2026. The impact of a 100 basis point increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $0.9 million.
We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at March 31, 2026.
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
As of March 31, 2026, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective at a level of reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company was not a party to any material legal proceedings during the three months ended March 31, 2026. In the future, the Company may be subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those described in our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth our share repurchase activity for each period presented:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2026 - January 31, 2026	—	$—	—	$—
February 1, 2026 - February 28, 2026	—	$—	—	$—
March 1, 2026 - March 31, 2026	5,701	$5.25	—	$—
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

3.2	Amended and Restated Bylaws of Granite Ridge Resources, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2022).
10.1#	Amendment No. 1 to the Employment Agreement, dated as of March 4, 2026, by and between Granite Ridge Resources, Inc. and Tyler Farquharson.
10.2#	Amendment No.1 to the Change of Control Termination Agreement, dated as of March 4, 2026, by and between Granite Ridge Resources, Inc. and Kimberly A. Weimer.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________
*    Filed herewith
#    Indicates management contract or compensatory plan arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE RIDGE RESOURCES, INC.

May 7, 2026	By:	/s/ TYLER S. FARQUHARSON
		Name:	Tyler S. Farquharson
		Title:	President and Chief Executive Officer

May 7, 2026	By:	/s/ R. KYLE KETTLER
		Name:	R. Kyle Kettler
		Title:	Chief Financial Officer

May 7, 2026	By:	/s/ KIMBERLY A. WEIMER
		Name:	Kimberly A. Weimer
		Title:	Chief Accounting Officer