Form 10-Q
period 2026-06-30
Granite Ridge Resources, Inc.
filed 2026-08-06
CIK 1928446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Commission File Number: 001-41537
___________________________________
GRANITE RIDGE RESOURCES, INC.
( Exact Name of Registrant as Specified in Its Charter )
___________________________________

Texas	88-2227812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5217 McKinney Ave, Suite 400 Dallas, TX	75205
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, there were 131,900,242 shares of our common stock, par value $0.0001, outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(in thousands, except par value and share data)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$44,092	$14,846
Revenue receivable	100,956	74,166
Advances to operators	3,146	2,682
Prepaid and other current assets	4,840	2,251
Derivative assets - commodity derivatives	1,805	13,978
Equity investments	—	10,960
Total current assets	154,839	118,883
Property and equipment:
Oil and gas properties, successful efforts method	2,039,497	1,897,388
Accumulated depletion	(964,968)	(857,832)
Total property and equipment, net	1,074,529	1,039,556
Long-term assets:
Derivative assets - commodity derivatives	3,088	3,743
Other long-term assets	5,121	5,889
Total long-term assets	8,209	9,632
Total assets	$1,237,577	$1,168,071
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$100,076	$76,847
Current portion of long-term debt	35,000	17,500
Derivative liabilities - commodity derivatives	10,635	24
Other liabilities	5,536	810
Total current liabilities	151,247	95,181
Long-term liabilities:
Long-term debt, net	427,108	367,832
Derivative liabilities - commodity derivatives	1,021	—
Asset retirement obligations	12,430	11,968
Deferred tax liability	82,456	87,330
Other long-term payables	942	—
Total long-term liabilities	523,957	467,130
Total liabilities	675,204	562,311
Stockholders' equity:
Common stock, $0.0001 par value, 431,000,000 shares authorized, 137,592,654 and 136,941,978 issued at June 30, 2026 and December 31, 2025, respectively	14	14
Additional paid-in capital	661,876	659,228
Retained earnings (accumulated deficit)	(63,291)	(17,286)
Treasury stock, at cost, 5,692,412 and 5,686,711 shares at June 30, 2026 and December 31, 2025, respectively	(36,226)	(36,196)
Total stockholders' equity	562,373	605,760
Total liabilities and stockholders' equity	$1,237,577	$1,168,071
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues:
Oil and natural gas sales	$149,273	$109,219	$277,537	$232,150
Operating costs and expenses:
Lease operating expenses	29,961	20,118	59,640	36,358
Production and ad valorem taxes	9,284	6,437	17,520	14,805
Depletion and accretion expense	52,666	53,412	107,645	101,857
Impairments of long-lived assets	9,149	—	20,323	—
General and administrative	9,151	8,517	18,231	15,980
Other, net	45	—	312	(120)
Total operating costs and expenses	110,256	88,484	223,671	168,880
Net operating income	39,017	20,735	53,866	63,270
Other income (expense):
Gain (loss) on derivatives - commodity derivatives	12,992	23,925	(59,035)	9,068
Interest expense, net	(11,074)	(5,914)	(21,393)	(10,929)
Gain (loss) on equity investments	(2,223)	(5,795)	4,452	(15,766)
Other income (loss)	157	(93)	315	(93)
Total other income (expense)	(148)	12,123	(75,661)	(17,720)
Income (loss) before income taxes	38,869	32,858	(21,795)	45,550
Income tax expense (benefit)	8,873	7,777	(4,760)	10,657
Net income (loss)	$29,996	$25,081	$(17,035)	$34,893

Net income (loss) per share:
Basic	$0.23	$0.19	$(0.13)	$0.27
Diluted	$0.23	$0.19	$(0.13)	$0.27
Weighted-average number of shares outstanding:
Basic	130,805	130,469	130,713	130,403
Diluted	130,824	130,588	130,713	130,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited

Three and Six Months Ended June 30, 2026
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of January 1, 2026	136,942	$14	$659,228	$(17,286)	(5,687)	$(36,196)	$605,760
Common stock issued related to stock-based compensation	660	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,398	—	—	—	1,398
Purchase of treasury stock	—	—	—	—	(5)	(30)	(30)
Common stock dividend declared ($0.11 per share)	—	—	—	(14,461)	—	—	(14,461)
Net loss	—	—	—	(47,031)	—	—	(47,031)
As of March 31, 2026	137,602	$14	$660,626	$(78,778)	(5,692)	$(36,226)	$545,636
Common stock issued related to stock-based compensation	4	—	—	—	—	—	—
Forfeitures of restricted stock	(13)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,250	—	—	—	1,250
Common stock dividend declared ($0.11 per share)	—	—	—	(14,509)	—	—	(14,509)
Net income	—	—	—	29,996	—	—	29,996
As of June 30, 2026	137,593	$14	$661,876	$(63,291)	(5,692)	$(36,226)	$562,373

Three and Six Months Ended June 30, 2025
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of January 1, 2025	136,418	$14	$655,472	$16,047	(5,684)	$(36,180)	$635,353
Common stock issued related to stock-based compensation	413	—	—	—	—	—	—
Forfeitures of restricted stock	(7)	—	—	—	—	—	—
Stock-based compensation expense	—	—	653	—	—	—	653
Purchase of treasury stock	—	—	—	—	(3)	(16)	(16)
Common stock dividend declared ($0.11 per share)	—	—	—	(14,389)	—	—	(14,389)
Net income	—	—	—	9,812	—	—	9,812
As of March 31, 2025	136,824	$14	$656,125	$11,470	(5,687)	$(36,196)	$631,413
Common stock issued related to stock-based compensation	218	—	—	—	—	—	—
Forfeitures of restricted stock	(90)	—	—	—	—	—	—
Stock-based compensation expense	—	—	395	—	—	—	395
Common stock dividend declared ($0.11 per share)	—	—	—	(14,423)	—	—	(14,423)
Net income	—	—	—	25,081	—	—	25,081
As of June 30, 2025	136,952	$14	$656,520	$22,128	(5,687)	$(36,196)	$642,466
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(in thousands)	2026	2025
Operating activities:
Net income (loss)	$(17,035)	$34,893
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion and accretion expense	107,645	101,857
Impairments of long-lived assets	20,323	—
Unrealized (gain) loss on derivatives - commodity derivatives	24,460	(8,210)
Stock-based compensation expense	2,648	1,048
Amortization of deferred financing costs and original issue discount	2,658	800
(Gain) loss on equity investments	(4,452)	15,766
Deferred income taxes	(4,874)	10,275
Other	(135)	(258)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Revenue receivable	(26,790)	(6,956)
Accounts payable and accrued liabilities	6,581	3,202
Prepaid and other current assets	(2,589)	1,615
Other liabilities and long-term payables	5,488	102
Net cash provided by operating activities	113,928	154,134
Investing activities:
Capital expenditures for oil and natural gas properties	(122,593)	(164,533)
Acquisition of oil and natural gas properties	(26,182)	(44,861)
Proceeds from sale of equity investments	15,412	4,991
Proceeds from sale of oil and natural gas properties	1,542	175
Refund of advances to operators	1,139	3,695
Net cash used in investing activities	(130,682)	(200,533)
Financing activities:
Proceeds from borrowing on credit facilities	105,000	95,000
Repayments of borrowing on credit facilities	(30,000)	(25,000)
Deferred financing costs	—	(449)
Purchase of treasury shares	(30)	(16)
Payment of dividends	(28,970)	(28,812)
Net cash provided by financing activities	46,000	40,723
Net change in cash	29,246	(5,676)
Cash at beginning of period	14,846	9,419
Cash at end of period	$44,092	$3,743
Supplemental disclosure of non-cash investing activities:
Change in accrued capital expenditures included in accounts payable and accrued liabilities	$7,396	$(7,815)
Advances to operators applied to development of oil and natural gas properties	$84,119	$72,541
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements

1.    Nature of Operations
Granite Ridge Resources, Inc. (together with its consolidated subsidiaries, “Granite Ridge” or the “Company”), a Texas corporation, is a scaled energy company which aims to provide shareholders with exposure similar to energy private equity through operated partnerships and traditional non-operated assets in multiple basins throughout North America.
As discussed in Note 13 - Subsequent Events, on August 5, 2026, the Company completed its reincorporation from the State of Delaware to the State of Texas by means of a conversion.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
Capitalized leasehold costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized drilling and development costs and integrated assets is based on the unit-of-production method using proved developed reserves. The Company recognized depletion expense of $52.4 million and $53.2 million for the three months ended June 30, 2026 and 2025, respectively, and $107.1 million and $101.4 million for the six months ended June 30, 2026 and 2025, respectively.
The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable; for instance, when there are declines in commodity prices or well performance. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair market value is recognized at that time. The fair value of impaired assets is determined using the market or income valuation approach. The income approach is calculated using a discounted cash flow model. Discounted future cash flows use a discount rate similar to that used by market participants, or comparable market value if available. Estimating future cash flows involves the use of judgments, including estimation of the proved and risk-adjusted unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. No proved property impairment was recorded for the three or six months ended June 30, 2026 or 2025.
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. The Company recorded unproved oil and gas properties impairment of $9.1 million for the three months ended June 30, 2026 and $20.3 million for the six months ended June 30, 2026 as a result of changes in operator development plans and reassessment of the economic viability of certain acreage in the Permian Basin resulting from unfavorable drilling results and further geologic and reservoir analysis of the acreage. No unproved property impairment was recorded for the three and six months ended June 30, 2025.
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
On December 15, 2025, Crescent Energy completed its previously announced merger with Vital Energy. Under the merger agreement, each issued and outstanding share of Vital Energy common stock was converted into 1.9062 shares of Crescent Energy Class A common stock. As a result of the transaction, the Company’s 685,271 outstanding shares at the time of the merger closing in Vital Energy common stock were converted into 1,306,263 shares of Crescent Energy Class A common stock.
During the second quarter of 2026, the Company disposed of its remaining 1,306,263 shares of Crescent Energy Company (“Crescent Energy”) common stock and realized a loss on sale of $2.2 million which is included in gain (loss) on equity investments within the Company’s condensed consolidated statements of operations for the three and six months ended

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2026. During the second quarter of 2025, the Company divested 342,636 shares of Vital Energy, Inc. ("Vital Energy") common stock and realized a loss on sale of $10.5 million, for the three and six months ended June 30, 2025. As of June 30, 2026, the Company holds no shares of Crescent Energy’s or Vital Energy’s common stock.
The following table summarizes the amounts reported as gain (loss) on equity investments in the condensed consolidated statements of operations for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Unrealized gain (loss) on equity investments	$—	$4,723	$6,675	$(5,248)
Realized loss on equity investment	(2,223)	(10,518)	(2,223)	(10,518)
Total gain (loss) on equity investments	$(2,223)	$(5,795)	$4,452	$(15,766)
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
Disaggregated Oil and Natural Gas Revenues
The Company’s disaggregated revenue has two primary sources: oil sales and natural gas sales. Substantially all of the Company’s oil and natural gas sales come from six geographic areas in the United States: the Eagle Ford Basin (Texas), the Permian Basin (Texas/New Mexico), the Haynesville Basin (Texas/Louisiana), the Denver-Julesburg “DJ” Basin (Colorado), the Bakken Basin (Montana/North Dakota), and the Appalachian Basin (Ohio). The following tables present the disaggregation of the Company’s oil and natural gas revenues by basin for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Oil	$139,674	$89,462	$243,120	$181,309
Natural gas	9,599	19,757	34,417	50,841
Total	$149,273	$109,219	$277,537	$232,150

Permian	$108,939	$75,349	$195,988	$156,993
Eagle Ford	8,576	7,898	15,145	18,882
Bakken	9,774	7,142	16,186	16,999
Haynesville	6,484	4,053	18,437	9,791
DJ	6,617	7,493	14,106	17,893
Appalachian	8,883	7,284	17,675	11,592
Total	$149,273	$109,219	$277,537	$232,150
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
Volume of Commodity Derivative Collar Option Contracts and Swap Activities
The following table sets forth the Company’s outstanding commodity derivative contracts as of June 30, 2026.

	2026			2027	2028
	Third Quarter	Fourth Quarter	Total	Total	Total
Collars (oil)
Volume (Bbl)	909,612	795,038	1,704,650	1,620,934	—
Weighted-average floor price ($/Bbl)	$60.53	$59.97	$60.27	$54.91	$—
Weighted-average ceiling price ($/Bbl)	$69.93	$68.53	$69.28	$76.63	$—
Swaps (oil)
Volume (Bbl)	73,484	53,974	127,458	452,936	—
Weighted-average price ($/Bbl)	$60.27	$60.24	$60.26	$60.21	$—
Swaps (oil WTI / Brent CMA Diff)
Volume (Bbl)	368,627	318,367	686,994	—	—
Weighted-average price ($/Bbl)	$(5.51)	$(5.51)	$(5.51)	$—	$—
Collars (natural gas)
Volume (Mcf)	1,727,756	3,868,320	5,596,076	6,427,940	2,211,640
Weighted-average floor price ($/Mcf)	$3.25	$3.66	$3.53	$3.86	$3.60
Weighted-average ceiling price ($/Mcf)	$4.00	$4.44	$4.30	$4.96	$4.73
Swaps (natural gas)
Volume (Mcf)	3,961,363	1,222,218	5,183,581	9,323,814	—
Weighted-average price ($/Mcf)	$3.73	$3.73	$3.73	$3.60	$—
Swaps (natural gas Waha Basis)
Volume (Mcf)	2,712,563	2,300,200	5,012,763	5,677,944	111,100
Weighted-average price ($/Mcf)	$(4.74)	$(1.60)	$(3.30)	$(1.38)	$(1.60)
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

The counterparty is constructing a fleet of distributed power generation facilities with an aggregate capacity of 200 megawatts, which are expected to begin commercial operations in 2027. The Company’s agreement covers a portion of the total expected capacity and has a seven-year settlement term commencing upon the first facility achieving commercial operations.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements

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
The following table summarizes the amounts reported in the condensed consolidated statements of operations related to the commodity derivative instruments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$(27,189)	$708	$(33,505)	$642
Natural gas derivatives	4,456	263	(1,070)	216
Total net cash receipts from (payments on) commodity derivatives	$(22,733)	$971	$(34,575)	$858
Unrealized gain (loss) on commodity derivatives
Oil derivatives	$39,851	$9,519	$(26,593)	$10,873
Natural gas derivatives	(3,437)	13,435	1,547	(2,663)
Power capacity contract	(689)	—	586	—
Total unrealized gain (loss) on commodity derivatives	$35,725	$22,954	$(24,460)	$8,210
Total gain (loss) on derivatives - commodity derivatives	$12,992	$23,925	$(59,035)	$9,068
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments - commodity derivatives	$4,893	$4,893	$17,721	$17,721
Equity investments	$—	$—	$10,960	$10,960

Liabilities:
Revolving credit facilities	$125,000	$125,000	$50,000	$50,000
2029 Senior Notes	$337,108	$345,915	$335,332	$348,373
Derivative instruments - commodity derivatives	$11,656	$11,656	$24	$24
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements

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
On December 15, 2025, Crescent Energy completed its previously announced merger with Vital Energy. Under the merger agreement, each issued and outstanding share of Vital Energy common stock was converted into 1.9062 shares of Crescent Energy Class A common stock. As a result of the transaction, the Company’s 685,271 outstanding shares at the time of the merger closing in Vital Energy common stock were converted into 1,306,263 shares of Crescent Energy Class A common stock. As of June 30, 2026, the Company held no equity investments.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. The Company nets the fair value of commodity derivative instruments by counterparty in the Company’s condensed consolidated balance sheets.

	June 30, 2026
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Assets (at fair value):
Commodity derivatives – current portion	$—	$15,426	$—	$15,426	$(13,621)	$1,805
Commodity derivatives – noncurrent portion	—	3,105	1,482	4,587	(1,499)	3,088
Liabilities (at fair value):
Commodity derivatives – current portion	—	(24,212)	(44)	(24,256)	13,621	(10,635)
Commodity derivatives – noncurrent portion	—	(2,520)	—	(2,520)	1,499	(1,021)
Net derivative instruments	$—	$(8,201)	$1,438	$(6,763)	$—	$(6,763)

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements

	December 31, 2025
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Equity investments - common stock	$10,960	$—	$—	$10,960	$—	$10,960

Assets (at fair value):
Commodity derivatives – current portion	$—	$14,988	$—	$14,988	$(1,010)	$13,978
Commodity derivatives – noncurrent portion	—	4,118	852	4,970	(1,227)	3,743
Liabilities (at fair value):
Commodity derivatives – current portion	—	(1,034)	—	(1,034)	1,010	(24)
Commodity derivatives – noncurrent portion	—	(1,227)	—	(1,227)	1,227	—
Net derivative instruments	—	16,845	852	17,697	—	17,697
The following table presents the significant unobservable inputs used in the valuation of the Level 3 Power Capacity Contract as of June 30, 2026.

Significant Unobservable Inputs(1)	Range
	Low	High	Average
Hourly forward power prices per MWh(2)	$(43.66)	$530.52	$66.69
Forward gas prices per mmbtu(3)	$0.64	$4.12	$2.41
Forward power volatility	30%	30%	30%
Forward gas volatility	40%	40%	40%
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
(3)Based on the Waha forward monthly gas prices.

The following table presents the changes in fair value of the Level 3 Power Capacity Contract:

(in thousands)
Balance as of December 31, 2025	$852
Gain (loss) on commodity derivatives	1,275
Balance as of March 31, 2026	$2,127
Gain (loss) on commodity derivatives	(689)
Balance as of June 30, 2026	$1,438

Fair Values – Nonrecurring
Asset retirement obligations — The fair value measurements of asset retirement obligations are measured on a nonrecurring basis when a well is drilled or acquired or when production equipment and facilities are installed or acquired using a discounted cash flow model based on inputs that are not observable in the market and therefore represent Level 3

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
inputs. Significant inputs to the fair value measurement of asset retirement obligations include estimates of the costs of plugging and abandoning oil and natural gas wells, removing production equipment and facilities and restoring the surface of the land as well as estimates of the economic lives of the oil and natural gas wells and future inflation rates.
Impairments of long-lived assets — The Company periodically reviews its long-lived assets to be held and used whenever events or circumstances indicate that the carrying value of those assets may not be recoverable; for instance, when there are declines in commodity prices or well performance. An impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.
The Company calculates the estimated fair values of its long-lived assets using the market and income valuation approaches. The income approach is calculated using a discounted future cash flow model. Fair value assumptions associated with the calculation of discounted future net cash flows include (i) market estimates of commodity prices, which are based on the NYMEX strip, (ii) pricing adjustments for differentials, (iii) production costs, (iv) capital expenditures, (v) production volumes, (vi) estimated proved and unproved reserves, (vii) discount rate, and (viii) risk-adjustment factors. The expected future net cash flows are generally discounted using a market-based rate for proved developed producing reserves and an appropriate market discount rate based on risk for other reserve categories. The Company has historically also used the market approach by identifying market comparisons of recent transactions of oil and gas properties that share geographical and reserve characteristics to assess the fair value of the Company's assets. These are classified as Level 3 fair value assumptions.
During the three months ended June 30, 2026, the Company recognized an impairment of $9.1 million on certain unproved oil and natural gas properties as a result of unfavorable drilling results and a revised geologic interpretation of the related acreage. There were no recent comparable transactions of oil and gas properties sharing the geographical and reserve characteristics of the affected acreage. Therefore, the fair value was determined using the income approach. As of June 30, 2026, the Company's estimates of commodity prices for purposes of determining discounted future cash flows, which are based on the NYMEX strip, ranged from a 2026 price of $69.93 per barrel of oil decreasing to a 2030 price of $63.66 per barrel of oil, held flat thereafter. Natural gas prices ranged from a 2026 price of $3.35 per Mcf of natural gas increasing to a 2028 price of $3.68 per Mcf, then held flat beginning in 2030 at a price of $3.57 per Mcf. The resulting cash flows were discounted using a market-based discount rate of 10% then further risked based on reserve category.
5.    Acquisitions and Divestitures
During the six months ended June 30, 2026 and 2025, the Company acquired various oil and natural gas properties. The following table presents the cumulative adjusted purchase price of transactions accounted for as asset acquisitions in accordance with ASC Topic 805, Business Combinations (“ASC 805”) by basin included in oil and gas properties on the Company’s condensed consolidated balance sheets:

	Six Months Ended June 30,
(in thousands)	2026	2025
Permian	$14,985	$33,986
Bakken	3,110	—
Appalachian	8,730	10,445
Total	$26,825	$44,431
During the six months ended June 30, 2026, the Company disposed of proved properties for total net proceeds of $1.4 million, including estimated purchase price adjustments, which was accounted for as a normal retirement with no gain or loss recorded on the sale. During the six months ended June 30, 2025, the Company sold certain proved and unproved properties for total proceeds of $0.2 million. During the six months ended June 30, 2025, proceeds from the divested unproved properties of $0.1 million resulted in a gain on sale, which is included in other, net in the condensed consolidated statements of operations.

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
During the six months ended June 30, 2026 and 2025, the Company granted restricted stock awards, stock options, and PSUs. Stock-based compensation expense during the three and six months ended June 30, 2026 was $1.3 million and $2.6 million, respectively. Stock-based compensation expense during the three and six months ended June 30, 2025 was $0.4 million and $1.0 million, respectively.
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
PSUs - The Company grants PSUs to certain of its officers under the Plan. PSUs represent the contingent right to receive shares of the Company’s common stock once the PSU is vested and earned. Certain PSUs granted are based upon the achievement of "financial performance" and "market performance" criteria for the Company. Such PSUs cliff vest at the end of three years, generally subject to continued employment through the performance period. The total number of shares eligible to be earned may range from zero to 200% of the target number of PSUs granted, determined based upon achievement of the determined financial performance and market performance criteria. Financial performance is based on the Company's financial performance at the end of the applicable performance period, while market performance is based on the relative standing of total shareholder return ("TSR") achieved by the Company compared to the TSR achieved by a predetermined group of peer companies at the end of the applicable performance period. The Company utilizes the Monte Carlo simulation method to determine the fair value of the PSUs based on market performance, while PSUs based on financial performance are valued using the closing price of the Company's common stock on the date of grant. During the first quarter of 2026, the Company granted 86,504 PSUs with a performance period ending on December 31, 2028, half of which are related to financial performance criteria and half of which are related to market performance criteria. During the first quarter of 2025, the Company granted 76,650 PSUs with a performance period ending on December 31, 2027, half of which are related to financial performance criteria and half of which are related to market performance criteria. During the first quarter of 2026, the Company issued 21,515 shares of common stock as a result of the conversion of 13,287 PSUs that vested on December 31, 2025.
Certain PSUs granted are based on the Company's achievement of stock price thresholds. During the second quarter of 2025, the Company granted 644,330 of these PSUs to certain of its officers under the Plan. During the first quarter of 2026, the Company granted an additional 292,398 of these PSUs. Such PSUs are eligible to vest, generally subject to continued employment, upon the satisfaction of certain stock price thresholds during the performance period, which ends on December 31, 2032. Each such PSU is earned based on whether the Company's stock price achieves a target average stock price for any 20 consecutive trading days during the performance period. If the stock price thresholds are not met by the end of the performance period, the PSUs will be forfeited and no shares of common stock will be issued. Compensation expense for these awards is based on the grant date fair market value of the award, calculated using a Monte Carlo simulation, and such costs are recorded on a straight-line basis over the derived requisite service period for each separately vesting portion of the award, as if the award was, in substance, multiple awards, as applicable. During the three months ended June 30, 2026, the Company did not grant any additional PSUs under the Plan.
Stock Options - The Company grants stock options to certain of its officers under the Plan. The Company's outstanding stock options expire 10 years following the date of grant. Pursuant to the stock options granted under the Plan, 33% of the options vest immediately with an additional 33% vesting on each of the next two anniversaries of the date of the grant, generally subject to continued employment through each such vesting date. During the first quarter of 2026, the Company

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
granted 102,478 stock options with an exercise price of $5.26 per share. During the first quarter of 2025, the Company granted 110,257 stock options with an exercise price of $5.61 per share.
Other Awards - During the three and six months ended June 30, 2026, the Company issued 4,252 and 7,446 common shares, respectively, to a director in lieu of cash compensation. During the three and six months ended June 30, 2025, the Company issued 2,943 and 6,027 common shares, respectively, to a director in lieu of cash compensation.
Stock Awards - The Company may issue other awards to its employees and consultants under the Plan.
A summary of the Company’s activity under the Plan for the restricted stock awards, PSUs and stock options for the six months ended June 30, 2026 is presented below:

	Restricted Stock Awards	Performance Stock Units	Stock Options
Outstanding at December 31, 2025	775,647	719,407	298,458
Awards granted(1)	635,044	378,902	102,478
Awards canceled/forfeited	(13,329)	—	—
Awards vested(2)	(305,913)	(13,287)	—
Outstanding at June 30, 2026	1,091,449	1,085,022	400,936
(1) Weighted average grant date fair value per share / unit	$5.14	$4.61	$1.08
(2) Represents restricted stock vested and PSUs converted to common stock during the period. During the six months ended June 30, 2026, 68,295 stock options vested. As of June 30, 2026, there were a total of 317,234 stock options exercisable.

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

7.    Income Taxes
The Company is a C corporation and subject to U.S. federal, state, and local income taxes. The Company records income taxes through the use of an estimated annual effective tax rate and specific events that are discretely recognized as they occur. For the three and six months ended June 30, 2026, the Company recorded income tax expense of $8.9 million and income tax benefit of $4.8 million, respectively. For the three and six months ended June 30, 2025, the Company recorded income tax expense of $7.8 million and $10.7 million, respectively.
At the end of each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The Company’s effective income tax rate was 22.8% and 21.8% for the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, the Company’s effective income tax rate was 23.7% and 23.4%, respectively. The effective

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
tax rate differs from the enacted statutory rate of 21% primarily due to the impact of certain discrete items and state income taxes.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of June 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits and did not recognize any interest or penalties during those respective periods related to unrecognized tax benefits.
8.    Debt
The Company’s long-term debt is comprised of the following:

(in thousands)	June 30, 2026	December 31, 2025
Revolving credit facility	$125,000	$50,000
Senior unsecured notes due 2029	350,000	350,000
Total debt	475,000	400,000
Less: Unamortized debt issuance costs on senior notes	(1,171)	(1,214)
Less: Unamortized debt discount	(11,721)	(13,454)
Total debt, net	462,108	385,332
Less: Current portion of outstanding long-term debt(1)	35,000	17,500
Total long-term debt, net	$427,108	$367,832
______________________________________
(1)As of June 30, 2026 and December 31, 2025, the current portion of long-term debt reflects $35.0 million and $17.5 million, respectively, due on the Senior Notes over the twelve months following the reported date.
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
The borrowing base is redetermined semiannually on or about April 1 and October 1 of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. As of June 30, 2026, the Company had a borrowing base of $375.0 million and elected commitments of $375.0 million.
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
At June 30, 2026, the Company had outstanding borrowings of $125.0 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $249.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company’s and its restricted subsidiaries’ assets.
Borrowings under the Credit Agreement may be base rate loans or secured overnight financing rate (“SOFR”) loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. SOFR loans bear interest at SOFR plus an applicable margin ranging from 275 to 375 basis points, depending on the percentage of the

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the U.S. prime rate as publicly announced from time to time by Bank of America, N.A.; (ii) the federal funds effective rate plus 50 basis points; (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points; and (iv) 100 basis points plus, in the case of any base rate loan, an applicable margin ranging from 175 to 275 basis points, depending on the percentage of the borrowing base utilized.
The Company also pays a commitment fee on unused elected commitment amounts under its facility ranging from 37.5 to 50 basis points. The Company may repay any amounts borrowed under the Credit Agreement prior to the maturity date without any premium or penalty.
The Credit Agreement contains certain financial covenants, including the maintenance of the following financial ratios:
(i)a leverage ratio, which is the ratio of Consolidated Total Debt to EBITDAX (each as defined in the Credit Agreement), of not greater than 3.00 to 1.00 as of the last day of any fiscal quarter, and
(ii)a Current Ratio (as defined in the Credit Agreement), of not less than 1.00 to 1.00 as of the last day of each fiscal quarter, and
(iii)an Asset Coverage Ratio (as defined in the Credit Agreement), commencing with the fiscal quarter ended June 30, 2026, of not less than (a) for each such fiscal quarter ending prior to December 31, 2026, 1.25 to 1.00 and (b) for each such fiscal quarter ending on or after December 31, 2026, 1.50 to 1.00.
At June 30, 2026, the Company was in compliance with all covenants required by the Credit Agreement.
2029 Senior Notes
On November 5, 2025, the Company, as issuer, completed an issuance of $350.0 million aggregate principal amount of 8.875% senior unsecured notes at 96.0% of par with stated maturity on November 5, 2029 (the “2029 Senior Notes”) pursuant to the Note Purchase Agreement. The Company used the net proceeds from issuance of the 2029 Senior Notes to repay certain amounts under the Credit Agreement and to pay related fees and expenses. The Note Purchase Agreement allows the ability for the Company to incur up to $100.0 million of incremental notes for purposes of acquisition financing, subject to, among other things, the willingness of holders to provide such incremental notes and a pro forma net leverage ratio not greater than 2.00 to 1.00.
Interest is due at the end of each quarter. In addition, the Company will repay quarterly 2.5% of the original principal amount of the notes issued on the closing date beginning on September 30, 2026. If quarterly scheduled repayments are missed, the coupon increases to 11.875% and the Company is restricted from making any dividend payments until all delinquent scheduled repayments have been fulfilled. As of June 30, 2026, the Company had $35.0 million included in current liabilities in the condensed consolidated balance sheets related to quarterly principal repayments due within the next 12 months. On or after May 5, 2027 and on or prior to May 5, 2028, the Company may, at its option, redeem, at any time some or all of the 2029 Senior Notes at 103.0% of par, as set forth in the Note Purchase Agreement, plus accrued and unpaid interest, if any. Any redemption of the 2029 Senior Notes prior to May 5, 2027 is subject to payment of a make-whole amount. After May 5, 2028, the Company may redeem some or all of the Senior Notes at 100.0% of the principal amount thereof plus accrued and unpaid interest, if any. The principal remaining outstanding at the time of maturity is required to be paid in full by the Issuer.
The 2029 Senior Notes include certain covenants, which, among other things, requires the maintenance of (i) a net leverage ratio not greater than 3.25 to 1.00 and (ii) an asset coverage ratio greater than or equal to (A) for each Fiscal Quarter ending prior to December 31, 2026, 1.25 to 1.00 and (B) for each Fiscal Quarter ending on or after December 31, 2026, 1.50 to 1.00. The 2029 Senior Notes also contain a total leverage ratio and asset coverage ratio basket for Restricted Payments (as defined in the 2029 Senior Notes), which permits Restricted Payments in the form of cash distributions so long as, subject to certain other conditions, the leverage ratio, after giving pro forma effect to such Restricted Payments, cannot exceed 1.75 to 1.00, and the asset coverage ratio, after giving effect to such Restricted Payments, must be greater than or equal to 1.50 to 1.00. Under the 2029 Senior Notes, the Company must maintain a minimum hedging requirement included within the Senior Notes for oil and natural gas based on proved developed producing projected volumes for each commodity on a rolling 18-month basis.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
At June 30, 2026, the Company was in compliance with all financial covenants required by the Note Purchase Agreement.
9.    Equity
The Company paid dividends of $14.5 million, or $0.11 per share, and $29.0 million, or $0.22 per share during the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, the Company paid dividends of $14.4 million, or $0.11 per share, and $28.8 million, or $0.22 per share, respectively. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
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
For the three and six months ended June 30, 2026, service fees for the Company under the MSA were approximately $2.9 million and $5.9 million, respectively, and are included in general and administrative expenses within the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2025, service fees for the Company under the MSA were approximately $2.5 million and $5.0 million, respectively.
On December 12, 2025, Granite Ridge Ventures, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a power capacity contract with a portfolio company of funds managed by affiliates of Grey Rock Investment Partners ("Conduit Bravo"). An unrelated third party entered into a transaction with Conduit Bravo on substantially similar terms and at a substantially similar time to this transaction.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
The computation of diluted net income (loss) per share excludes contingently issuable shares related to certain market-based equity awards as the required market price conditions had not been satisfied as of the end of the reporting period. These awards represent 936,728 shares of common stock that may be issued if specified market price targets are achieved. Because the market conditions were not met as of June 30, 2026, the shares were not included in the diluted weighted average share count. If the market conditions are satisfied in future periods, these shares could have a dilutive effect on earnings per share.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
The following table presents the basic and diluted earnings per share computations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$29,996	$25,081	$(17,035)	$34,893
Participating basic earnings (a)	(248)	(126)	(220)	(156)
Basic earnings attributable to common stockholders	29,748	24,955	(17,255)	34,737
Reallocation of participating earnings	—	—	—	—
Diluted earnings attributable to common stockholders	$29,748	$24,955	$(17,255)	$34,737

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	130,805	130,469	130,713	130,403
Dilutive performance stock units	17	119	—	90
Dilutive stock options	2	—	—	3
Weighted average common shares outstanding – diluted	130,824	130,588	130,713	130,496

Net income (loss) per common share:
Basic	$0.23	$0.19	$(0.13)	$0.27
Diluted	$0.23	$0.19	$(0.13)	$0.27
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of antidilutive common shares:
Antidilutive performance stock units	112,104	250,566	107,107	134,411
Antidilutive stock options	399,356	621,624	365,833	584,765
Total antidilutive common shares	511,460	872,190	472,940	719,176
13.    Subsequent Events
Dividend
The Company’s Board of Directors declared a regular quarterly cash dividend of $0.11 for the third quarter of 2026. The dividend will be paid on September 14, 2026 to stockholders of record as of August 28, 2026.
Seventh Amendment to the Credit Agreement
On August 3, 2026, the Company and its lenders entered into the Seventh Amendment to Credit Agreement, which amended the Credit Agreement to increase the pro forma net leverage ratio requirement for purposes of the restricted

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
payment and debt redemption covenants to 1.75 to 1.00 (from 1.50 to 1.00) for the period between August 3, 2026 and January 1, 2027.
Reincorporation into Texas
On August 5, 2026, the Company completed its reincorporation from the State of Delaware to the State of Texas by means of a conversion.
14.    Supplementary Data
Capitalized Costs

(in thousands)	June 30, 2026	December 31, 2025
Oil and natural gas properties:
Proved	$1,927,192	$1,788,292
Unproved	112,305	109,096
Less: accumulated depletion	(964,968)	(857,832)
Net capitalized costs for oil and natural gas properties	$1,074,529	$1,039,556

Costs Incurred for Oil and Natural Gas Producing Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Property acquisition costs:
Proved	$2	$—	$591	$13,341
Unproved	16,682	10,069	26,234	31,090
Exploration costs	5,339	—	5,339	—
Development costs	73,131	77,185	131,427	148,587
Total costs incurred for oil and natural gas properties	$95,154	$87,254	$163,591	$193,018

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
Our oil price differential to the NYMEX benchmark price during the three months ended June 30, 2026 and 2025 was a discount of $(1.72) per barrel and $(3.16) per barrel, respectively. For the six months ended June 30, 2026 and 2025, our oil price differential to the NYMEX benchmark price was a discount of $(2.32) per barrel and $(3.01) per barrel, respectively.
Our natural gas price differential to the average NYMEX price during the three months ended June 30, 2026 and 2025 was a discount of $(1.83) per Mcf and $(0.87) per Mcf, respectively. For the six months ended June 30, 2026 and 2025, our natural gas price differential to the average NYMEX price was a discount of $(1.93) per Mcf and $(0.55) per Mcf, respectively.
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
Prices for various quantities of oil and natural gas that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX spot prices for oil and natural gas for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average NYMEX Prices(1)
Oil (per Bbl)	$95.65	$64.57	$84.29	$68.12
Natural gas (per Mcf)	$2.95	$3.19	$3.81	$3.66
(1)Based on average NYMEX spot prices.
For the three months ended June 30, 2026, the average NYMEX oil pricing was $95.65 per barrel of oil, or 48% higher than the average NYMEX price per barrel for the three months ended June 30, 2025. Our settled derivatives decreased our realized oil price per barrel by $18.28 for the three months ended June 30, 2026 and increased our realized oil price per barrel by $0.49 for the three months ended June 30, 2025. For the three months ended June 30, 2026, our average realized oil price per barrel after reflecting settled derivatives was $75.65 compared to $61.90 for the three months ended June 30, 2025. For the six months ended June 30, 2026, the average NYMEX oil pricing was $84.29 per barrel of oil, or 24% higher than the average NYMEX price per barrel for the six months ended June 30, 2025. Our settled derivatives decreased our realized oil price per barrel by $11.30 for the six months ended June 30, 2026 and increased our realized oil price per barrel by $0.23 for the six months ended June 30, 2025. For the six months ended June 30, 2026, our average realized oil price per barrel after reflecting settled derivatives was $70.67 compared to $65.34 for the six months ended June 30, 2025.
For the three months ended June 30, 2026, the average NYMEX natural gas pricing was $2.95 per Mcf, or 8% lower than the average NYMEX price per Mcf for the three months ended June 30, 2025. Our settled derivatives increased our realized natural gas price per Mcf by $0.52 and $0.03 for the three months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026, our average realized natural gas price per Mcf after reflecting settled derivatives was $1.64 compared to $2.35 for the three months ended June 30, 2025. For the six months ended June 30, 2026, the average NYMEX natural gas pricing was $3.81 per Mcf, or 4% higher than the average NYMEX price per Mcf for the six months ended June 30, 2025. Our settled derivatives decreased our realized natural gas price per Mcf by $0.06 for the six months ended June 30, 2026 and increased our realized natural gas price per Mcf by $0.01 for the six months ended June 30, 2025. For the six months ended June 30, 2026, our average realized natural gas price per Mcf after reflecting settled derivatives was $1.82 compared to $3.12 for the six months ended June 30, 2025.

Results of Operations
The following table sets forth summary production and operating data for the periods indicated. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Sales (in thousands):
Oil sales	$139,674	$89,462	$243,120	$181,309
Natural gas and related product sales	9,599	19,757	34,417	50,841
Total revenues	$149,273	$109,219	$277,537	$232,150

Net Production:
Oil (MBbl)	1,487	1,457	2,966	2,784
Natural gas (MMcf)	8,574	8,500	18,311	16,326
Total (MBoe)(1)	2,916	2,874	6,018	5,505
Average Daily Production:
Oil (Bbl)	16,341	16,009	16,387	15,384
Natural gas (Mcf)	94,220	93,404	101,166	90,200
Total (Boe)(1)	32,044	31,576	33,249	30,417

Average Sales Prices:
Oil (per Bbl)	$93.93	$61.41	$81.97	$65.11
Effect of gain (loss) on settled oil derivatives on average price (per Bbl)	(18.28)	0.49	(11.30)	0.23
Oil net of settled oil derivatives (per Bbl)(2)	$75.65	$61.90	$70.67	$65.34

Natural gas sales (per Mcf)	$1.12	$2.32	$1.88	$3.11
Effect of gain (loss) on settled natural gas derivatives on average price (per Mcf)	0.52	0.03	(0.06)	0.01
Natural gas sales net of settled natural gas derivatives (per Mcf)(2)	$1.64	$2.35	$1.82	$3.12

Realized price on a Boe basis excluding settled commodity derivatives	$51.19	$38.01	$46.12	$42.17
Effect of gain (loss) on settled commodity derivatives on average price (per Boe)	(7.80)	0.34	(5.75)	0.16
Realized price on a Boe basis including settled commodity derivatives(2)	$43.39	$38.35	$40.37	$42.33

Operating Expenses (in thousands):
Lease operating expenses	$29,961	$20,118	$59,640	$36,358
Production and ad valorem taxes	9,284	6,437	17,520	14,805
Depletion and accretion expense	52,666	53,412	107,645	101,857
General and administrative	9,151	8,517	18,231	15,980
Costs and Expenses (per Boe):
Lease operating expenses	$10.27	$7.00	$9.91	$6.60
Production and ad valorem taxes	3.18	2.24	2.91	2.69
Depletion and accretion	18.06	18.59	17.89	18.50
General and administrative	3.14	2.96	3.03	2.90

Net Producing Wells at Period-End:	249.92	227.42	249.92	227.42
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

Oil, Natural Gas and Related Product Sales
Our revenues vary from year to year primarily due to changes in realized commodity prices and production volumes. Our oil and natural gas sales for the three months ended June 30, 2026 increased 37% from the same period in 2025. Oil revenues for the three months ended June 30, 2026 increased by 56% compared to the same period in 2025, driven by a 2% increase in production and a 53% increase in realized prices, excluding the effect of settled commodity derivatives. Natural gas revenues decreased by 51% for the three months ended June 30, 2026 compared to 2025, driven by a 52% decrease in realized natural gas prices, excluding the effect of settled commodity derivatives, partially offset by a 1% increase in production.
Our oil and natural gas sales for the six months ended June 30, 2026 increased 20% from the same period in 2025. Oil revenues increased by 34% compared to the same period in 2025, driven by a 7% increase in production and a 26% increase in realized prices, excluding the effect of settled commodity derivatives. Natural gas revenues decreased by 32% compared to the same period in 2025 as a result of a 40% decrease in realized natural gas prices, excluding the effect of settled commodity derivatives, partially offset by a 12% increase in production.
Production from oil and gas properties increased as a result of drilling success and the acquisition of additional net revenue interests. The number of wells we participated in increased from 227.42 net wells on June 30, 2025 to 249.92 net wells on June 30, 2026.
Lease Operating Expenses
Lease operating expenses were $30.0 million ($10.27 per Boe) for the three months ended June 30, 2026, an increase of 49% from $20.1 million ($7.00 per Boe) during the same period in 2025. The increase was primarily due to an increase in well count due to acquisitions and additional wells successfully drilled and completed, increased saltwater disposal costs as a result of higher water cuts and flowback operations, surface equipment rentals, and contract labor.
Lease operating expenses were $59.6 million ($9.91 per Boe) for the six months ended June 30, 2026, an increase of 64% from $36.4 million ($6.60 per Boe) during the same period in 2025. The increase was primarily due to an increase in well count due to acquisitions and additional wells successfully drilled and completed, increased saltwater disposal costs as a result of higher water cuts and flowback operations, surface equipment rentals, contract labor, and recognition of minimum volume commitment delinquencies.
Production and Ad Valorem Taxes
We generally pay production taxes based on realized oil and natural gas sales. Production taxes were $6.6 million ($2.26 per Boe) for the three months ended June 30, 2026 compared to $5.3 million ($1.86 per Boe) during the same period in 2025. As a percentage of oil and natural gas sales, our production taxes were 4% and 5% during the three months ended June 30, 2026 and 2025, respectively.
Production taxes were $12.7 million ($2.11 per Boe) for the six months ended June 30, 2026 compared to $11.9 million ($2.16 per Boe) during the same period in 2025. As a percentage of oil and natural gas sales, our production taxes were 5% during both the six months ended June 30, 2026 and 2025.
Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.
Ad valorem taxes were $2.7 million and $4.8 million for the three and six months ended June 30, 2026, respectively, compared to $1.1 million and $2.9 million during the same periods in 2025.
Depletion and Accretion
Depletion and accretion was $52.7 million ($18.06 per Boe) for the three months ended June 30, 2026, a decrease of 1% from $53.4 million ($18.59 per Boe) during the same period in 2025. Depletion and accretion expense was largely flat between periods, with a slight decrease driven by a shift in the relative cost basis weighting of the depletion pools.

Depletion and accretion was $107.6 million ($17.89 per Boe) for the six months ended June 30, 2026, an increase of 6% from $101.9 million ($18.50 per Boe) during the same period in 2025. The increase in depletion and accretion expense was primarily due to the increase in production.
Impairment of Unproved Properties
For the three and six months ended June 30, 2026, the Company recognized impairment expense of $9.1 million and $20.3 million on unproved properties in the Permian Basin as a result of changes in operator development plans and reassessment of the economic viability of certain acreage in the Permian Basin resulting from unfavorable drilling results and further geologic and reservoir analysis of the acreage. No unproved property impairment was recorded for the three and six months ended June 30, 2025.
General and Administrative
The following table provides components of our general and administrative expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
General and administrative expenses	$7,901	$8,122	$15,583	$14,932
Non-cash stock-based compensation	1,250	395	2,648	1,048
Total general and administrative expenses	$9,151	$8,517	$18,231	$15,980
Total general and administrative expenses were $9.2 million ($3.14 per Boe) for the three months ended June 30, 2026, an increase of 7% from $8.5 million ($2.96 per Boe) during the same period in 2025. The increase was primarily for expenses related to increased legal fees, stock-based compensation, and service fees under the Management Services Agreement with Grey Rock Administration, LLC.
Total general and administrative expenses were $18.2 million ($3.03 per Boe) for the six months ended June 30, 2026, an increase of 14% from $16.0 million ($2.90 per Boe) during the same period in 2025. The increase was primarily for expenses related to increased legal fees, stock-based compensation, and service fees under the Management Services Agreement with Grey Rock Administration, LLC.
Gain/(Loss) on Derivatives – Commodity Derivatives
The following table sets forth the gain (loss) on derivatives for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$(27,189)	$708	$(33,505)	$642
Natural gas derivatives	4,456	263	(1,070)	216
Total net cash receipts from (payments on) commodity derivatives	$(22,733)	$971	$(34,575)	$858
Unrealized gain (loss) on commodity derivatives
Oil derivatives	$39,851	$9,519	$(26,593)	$10,873
Natural gas derivatives	(3,437)	13,435	1,547	(2,663)
Power capacity contract	(689)	—	586	—
Total unrealized gain (loss) on commodity derivatives	$35,725	$22,954	$(24,460)	$8,210
Total gain (loss) on derivatives - commodity derivatives	$12,992	$23,925	$(59,035)	$9,068
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
Interest Expense
Interest expense was $11.1 million for the three months ended June 30, 2026 compared to $5.9 million for the three months ended June 30, 2025. The increase in interest expense during the three months ended June 30, 2026 as compared to 2025 was primarily due to the issuance of $350.0 million aggregate principal amount of 8.875% senior unsecured notes in November 2025 that was outstanding during the entirety of the three months ended June 30, 2026.
Interest expense was $21.4 million for the six months ended June 30, 2026 compared to $10.9 million for the six months ended June 30, 2025. The increase in interest expense during the six months ended June 30, 2026 as compared to 2025 was primarily due to the issuance of $350.0 million aggregate principal amount of 8.875% senior unsecured notes in November 2025 that was outstanding during the entirety of the six months ended June 30, 2026.
Gain/(Loss) on Equity Investments
We recorded a loss on equity investments of $2.2 million for the three months ended June 30, 2026 as a result of a $2.2 million realized loss on sale of common stock. We recorded a loss of $5.8 million for the three months ended June 30, 2025 as a result of a $10.5 million realized loss on sale of common stock and an unrealized gain of $4.7 million from the change in fair value of the common stock held.
We recorded a gain on equity investments of $4.5 million for the six months ended June 30, 2026. The gain is a result of an unrealized gain of $6.7 million from the change in fair value of the common stock held during the first quarter of 2026 offset by a $2.2 million realized loss on sale of common stock during the second quarter of 2026. We recorded a loss of $15.8 million for the six months ended June 30, 2025. The loss is a result of a $10.5 million realized loss on sale of common stock and an unrealized loss of $5.2 million from the change in fair value of common stock held.
Income Tax Expense
We recorded income tax expense of $8.9 million and income tax benefit of $4.8 million for the three and six months ended June 30, 2026 compared to $7.8 million and $10.7 million for the three and six months ended June 30, 2025. The effective income tax rate differs from the statutory rate primarily due to the impact of certain discrete items and state income taxes.
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
As of June 30, 2026, we had $350.0 million of principal debt outstanding on 8.875% senior unsecured notes and $125.0 million of debt outstanding under our senior secured revolving credit agreement. We had $293.8 million of liquidity as of June 30, 2026, consisting of $249.7 million of committed borrowing availability under the Credit Agreement and $44.1 million of cash on hand.
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

Common Stock Dividends
We paid dividends of $14.5 million, or $0.11 per share, and $29.0 million, or $0.22 per share during the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, the Company paid dividends of $14.4 million, or $0.11 per share, and $28.8 million, or $0.22 per share, respectively.
Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
Cash Flows
The following table summarizes our changes in cash for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$113,928	$154,134
Net cash used in investing activities	(130,682)	(200,533)
Net cash provided by financing activities	46,000	40,723
Net change in cash	$29,246	$(5,676)
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
The $40.2 million decrease in operating cash flows during the six months ended June 30, 2026 as compared to the same period in 2025 was primarily due to realized loss on derivatives of $34.6 million and increase in lease operating expenses of $23.3 million, partially offset by an increase in oil and natural gas sales of $45.4 million during the six months ended June 30, 2026 as compared to the same period in 2025.
Our net cash provided by operating activities included a reduction of $17.3 million and a reduction of $2.0 million for the six months ended June 30, 2026 and 2025, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.
Cash Flows from Investing Activities
For the six months ended June 30, 2026, our net cash used in investing activities was $130.7 million, which consisted primarily of $122.6 million of capital expenditures for development of oil and natural gas properties and $26.2 million of acquisitions of oil and natural gas properties, partially offset by $15.4 million of proceeds from sale of equity investments.
For the six months ended June 30, 2025, our net cash used in investing activities was $200.5 million, which consisted primarily of $164.5 million of capital expenditures for development of oil and natural gas properties and $44.9 million of acquisitions of oil and natural gas properties, partially offset by $5.0 million of proceeds from sale of equity investments.
Cash Flows from Financing Activities
For the six months ended June 30, 2026, our net cash provided by financing activities was $46.0 million, primarily due to $75.0 million of net borrowings under our Credit Agreement, partially offset by $29.0 million of dividends paid on our common stock.
For the six months ended June 30, 2025, our net cash provided by financing activities was $40.7 million, primarily due to $70.0 million of net borrowings under our Credit Agreement, partially offset by $28.8 million of dividends paid on our common stock.

Granite Ridge Credit Agreement
At June 30, 2026, the Company had outstanding borrowings of $125.0 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $249.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company’s and its restricted subsidiaries’ assets.
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
Borrowings under the Credit Agreement may be base rate loans or secured overnight financing rate (“SOFR”) loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. SOFR loans bear interest at SOFR plus an applicable margin ranging from 275 to 375 basis points, depending on the percentage of the borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the U.S. prime rate as publicly announced from time to time by Bank of America, N.A.; (ii) the federal funds effective rate plus 50 basis points; (iii) the adjusted SOFR rate for a one-month interest period plus 100 basis points; and (iv) 100 basis points plus, in the case of any base rate loan, an applicable margin ranging from 175 to 275 basis points, depending on the percentage of the borrowing base utilized.
The Company also pays a commitment fee on unused elected commitment amounts under its facility ranging from 37.5 to 50 basis points. The Company may repay any amounts borrowed under the Credit Agreement prior to the maturity date without any premium or penalty.
The Credit Agreement contains certain financial covenants, including the maintenance of the following financial ratios:
(i)a leverage ratio, which is the ratio of Consolidated Total Debt to EBITDAX (each as defined in the Credit Agreement), of not greater than 3.00 to 1.00 as of the last day of any fiscal quarter, and
(ii)a Current Ratio (as defined in the Credit Agreement), of not less than 1.00 to 1.00 as of the last day of each fiscal quarter, and
(iii)an Asset Coverage Ratio (as defined in the Credit Agreement), commencing with the fiscal quarter ended June 30, 2026, of not less than (a) for each such fiscal quarter ending prior to December 31, 2026, 1.25 to 1.00 and (b) for each such fiscal quarter ending on or after December 31, 2026, 1.50 to 1.00.
On August 3, 2026, the Company and its lenders entered into the Seventh Amendment to Credit Agreement, which amended the Credit Agreement to increase the pro forma net leverage ratio requirement for purposes of the restricted payment and debt redemption covenants to 1.75 to 1.00 (from 1.50 to 1.00) for the period between August 3, 2026 and January 1, 2027.
As of June 30, 2026, we were in compliance with all covenants required by the Credit Agreement.
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
Interest is due at the end of each quarter. In addition, the Company will repay quarterly 2.5% of the original principal amount of the notes issued on the closing date beginning on September 30, 2026. If quarterly scheduled repayments are missed, the coupon increases to 11.875% and the Company is restricted from making any dividend payments until all delinquent scheduled repayments have been fulfilled. As of June 30, 2026, the Company had $35.0 million included in current liabilities in the condensed consolidated balance sheets related to quarterly principal repayments due within the next 12 months. On or after May 5, 2027 and on or prior to May 5, 2028, the Company may, at its option, redeem, at any time some or all of the 2029 Senior Notes at 103.0% of par, as set forth in the Note Purchase Agreement, plus accrued and unpaid interest, if any. Any redemption of the 2029 Senior Notes prior to May 5, 2027 is subject to payment of a make-whole amount. After May 5, 2028, the Company may redeem some or all of the Senior Notes at 100.0% of the principal amount thereof plus accrued and unpaid interest, if any. The principal remaining outstanding at the time of maturity is required to be paid in full by the Issuer.
The 2029 Senior Notes include certain covenants, which, among other things, requires the maintenance of (i) a net leverage ratio not greater than 3.25 to 1.00 and (ii) an asset coverage ratio greater than or equal to (A) for each Fiscal Quarter ending prior to December 31, 2026, 1.25 to 1.00 and (B) for each Fiscal Quarter ending on or after December 31, 2026, 1.50 to 1.00. The 2029 Senior Notes also contain a total leverage ratio and asset coverage ratio basket for Restricted Payments (as defined in the 2029 Senior Notes), which permits Restricted Payments in the form of cash distributions so long as, subject to certain other conditions, the leverage ratio, after giving pro forma effect to such Restricted Payments, cannot exceed 1.75 to 1.00, and the asset coverage ratio, after giving effect to such Restricted Payments, must be greater than or equal to 1.50 to 1.00. Under the 2029 Senior Notes, the Company must maintain a minimum hedging requirement included within the Senior Notes for oil and natural gas based on our proved developed producing projected volumes for each commodity on a rolling 18-month basis.
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
At June 30, 2026, the Company was in compliance with all financial covenants required by the Note Purchase Agreement.
Known Contractual and Other Obligations; Planned Capital Expenditures
Contractual and Other Obligations
Our contractual obligations include long-term debt, cash interest expense on debt, derivative liabilities, asset retirement obligations, joint development agreements, and an annual service fee to the Manager. Since December 31, 2025, there have been no material changes in our contractual obligations, other than (i) the $75.0 million increase in long-term debt due to borrowings under the Credit Agreement and (ii) increase in contractually obligated fees under our joint development agreements.
The Company enters into joint development agreements that outline the terms for the joint evaluation, acquisition, exploration, development, and production of hydrocarbons from jointly owned interests subject to such agreements. These agreements designate a third party as the operator of all jointly owned interests in the applicable development area, while Granite Ridge retains the right to manage and control acquisition costs and strategy, development costs, timing and rig schedules, well design and other development operations in exchange for a fee. The aggregate minimum financial commitment amount over the noncancellable term of these joint development agreements is $12.4 million, which is due over the next two years.
Planned Capital Expenditures
For 2026, we are budgeting approximately $345 million to $385 million in total planned capital expenditures, including approximately $45 million to $55 million of acquisitions of oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions, during the three months ended June 30, 2026 and 2025 totaled $78.5 million and $77.2 million, respectively, and $136.8 million and $148.6 million during the six months ended June 30, 2026 and 2025, respectively. Our capital expenditures for the six months ended June 30, 2026 were primarily funded with cash flows from operations and borrowings under the Credit Agreement. We expect to fund planned capital expenditures with cash generated from operations and, if required, borrowings under our Credit Agreement.
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
Acquisitions
The following table reflects our expenditures for acquisitions of proved and unproved properties for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Property acquisition costs:
Proved	$2	$—	$591	$13,341
Unproved	16,682	10,069	26,234	31,090
Total property acquisition costs	$16,684	$10,069	$26,825	$44,431
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
There have been no material changes in our critical accounting policies and procedures during the six months ended June 30, 2026. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our 2025 Form 10-K.
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
We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. For the six months ended June 30, 2026, a 10% increase in average commodity prices would have decreased the fair value of our collar option and swap commodity derivatives by $22.8 million. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
We generally use derivatives to economically hedge a portion of our anticipated future production. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under our Credit Agreement.
Interest Rate Risk
At June 30, 2026, our exposure to interest rate changes related primarily to the borrowings under the Credit Agreement as the 2029 Senior Notes bear a fixed interest rate. The interest we pay on these borrowings is set periodically based upon market rates. We had total indebtedness of $125.0 million outstanding under our Credit Agreement at June 30, 2026. The impact of a 100 basis point increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.3 million.
We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at June 30, 2026.

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
As of June 30, 2026, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective at a level of reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company was not a party to any material legal proceedings during the three months ended June 30, 2026. In the future, the Company may be subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those described in our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 3, 2026, the Company and its lenders entered into the Seventh Amendment to Credit Agreement, which amended the Credit Agreement to increase the pro forma net leverage ratio requirement for purposes of the restricted payment and debt redemption covenants to 1.75 to 1.00 (from 1.50 to 1.00) for the period between August 3, 2026 and January 1, 2027.
Item 6. Exhibits

Exhibit No.	Description
2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K12B filed with the SEC on August 6, 2026).
3.1	Certificate of Formation of Granite Ridge Resources, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed with the SEC on August 6, 2026).
3.2	Amended and Restated By Laws of Granite Ridge Resources, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed with the SEC on August 6, 2026).
10.1*
Seventh Amendment to Credit Agreement, dated as of August 3, 2026, by and among Granite Ridge Resources, Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto.

10.2#
Amended and Restated Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2026).

10.3
Form of Indemnification Agreement for directors affiliated with the Grey Rock funds (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B filed with the SEC on August 6, 2026).

10.4	Form of Indemnification Agreement for officers and outside directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed with the SEC on August 6, 2026.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________
*    Filed herewith
** Furnished herewith
# Indicates management plan or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE RIDGE RESOURCES, INC.

August 6, 2026	By:	/s/ TYLER S. FARQUHARSON
		Name:	Tyler S. Farquharson
		Title:	President and Chief Executive Officer

August 6, 2026	By:	/s/ R. KYLE KETTLER
		Name:	R. Kyle Kettler
		Title:	Chief Financial Officer

August 6, 2026	By:	/s/ KIMBERLY A. WEIMER
		Name:	Kimberly A. Weimer
		Title:	Chief Accounting Officer