Form 10-Q
period 2026-09-30
Granite Ridge Resources, Inc.
filed 2026-11-05
CIK 1928446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2026, there were 131,949,243 shares of our common stock, par value $0.0001, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law afford.
From time to time, our management or persons acting on our behalf may make "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to inform existing and potential security holders about our company. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q (this "Report"), including, without limitation, statements regarding our financial position, operating and financial performance, business strategy, plans and objectives of management for future operations, industry conditions, indebtedness covenant compliance, capital expenditures, production, cash flow, borrowing base under our Credit Agreement (as defined below), our intention or ability to pay or increase dividends on our capital stock, our share repurchase program and impairment are forward-looking statements. When used in this Report, forward-looking statements are generally accompanied by terms or phrases such as “estimate,” “project,” “predict,” “believe,” “expect,” “continue,” “anticipate,” “target,” “could,” “plan,” “intend,” “seek,” “goal,” “will,” “should,” “may” or other words and similar expressions that convey the uncertainty of future events or outcomes. Items contemplating or making assumptions about actual or potential future production, sales, market size, collaborations, cash flows, and trends or operating results also constitute such forward-looking statements.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

(in thousands, except par value and share data)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$42,718	$14,846
Revenue receivable	113,709	74,166
Advances to operators	1,980	2,682
Prepaid and other current assets	9,168	2,251
Derivative assets - commodity derivatives	139	13,978
Equity investments	—	10,960
Total current assets	167,714	118,883
Property and equipment:
Oil and gas properties, successful efforts method	2,087,343	1,897,388
Accumulated depletion	(1,001,038)	(857,832)
Total property and equipment, net	1,086,305	1,039,556
Long-term assets:
Derivative assets - commodity derivatives	740	3,743
Other long-term assets	4,736	5,889
Total long-term assets	5,476	9,632
Total assets	$1,259,495	$1,168,071
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$111,958	$76,847
Current portion of long-term debt	35,000	17,500
Derivative liabilities - commodity derivatives	27,959	24
Other liabilities	10,950	810
Total current liabilities	185,867	95,181
Long-term liabilities:
Long-term debt, net	424,327	367,832
Derivative liabilities - commodity derivatives	11,470	—
Asset retirement obligations	11,169	11,968
Deferred tax liability	87,110	87,330
Other long-term payables	213	—
Total long-term liabilities	534,289	467,130
Total liabilities	720,156	562,311
Stockholders' equity:
Common stock, $0.0001 par value, 431,000,000 shares authorized, 137,641,655 and 136,941,978 issued at September 30, 2026 and December 31, 2025, respectively	14	14
Additional paid-in capital	663,406	659,228
Retained earnings (accumulated deficit)	(87,855)	(17,286)
Treasury stock, at cost, 5,692,412 and 5,686,711 shares at September 30, 2026 and December 31, 2025, respectively	(36,226)	(36,196)
Total stockholders' equity	539,339	605,760
Total liabilities and stockholders' equity	$1,259,495	$1,168,071
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues:
Oil and natural gas sales	$177,205	$112,671	$454,742	$344,821
Operating costs and expenses:
Lease operating expenses	30,050	23,596	89,690	59,954
Production and ad valorem taxes	10,269	6,551	27,789	21,356
Depletion and accretion expense	64,223	55,947	171,868	157,804
Impairments of long-lived assets	—	—	20,323	—
General and administrative	10,233	6,988	28,464	22,968
Other, net	3,170	—	3,482	(120)
Total operating costs and expenses	117,945	93,082	341,616	261,962
Net operating income	59,260	19,589	113,126	82,859
Other income (expense):
Gain (loss) on derivatives - commodity derivatives	(52,698)	5,224	(111,733)	14,292
Interest expense, net	(11,902)	(6,069)	(33,295)	(16,998)
Gain (loss) on equity investments	—	548	4,452	(15,218)
Other income (loss)	—	—	315	(93)
Total other income (expense)	(64,600)	(297)	(140,261)	(18,017)
Income (loss) before income taxes	(5,340)	19,292	(27,135)	64,842
Income tax expense (benefit)	4,711	4,769	(49)	15,426
Net income (loss)	$(10,051)	$14,523	$(27,086)	$49,416

Net income (loss) per share:
Basic	$(0.08)	$0.11	$(0.21)	$0.38
Diluted	$(0.08)	$0.11	$(0.21)	$0.38
Weighted-average number of shares outstanding:
Basic	130,827	130,472	130,751	130,426
Diluted	130,827	130,506	130,751	130,500
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Unaudited

Three and Nine Months Ended September 30, 2026
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of January 1, 2026	136,942	$14	$659,228	$(17,286)	(5,687)	$(36,196)	$605,760
Stock issued related to stock-based compensation	660	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,398	—	—	—	1,398
Purchase of treasury stock	—	—	—	—	(5)	(30)	(30)
Common stock dividend declared ($0.11 per share)	—	—	—	(14,461)	—	—	(14,461)
Net loss	—	—	—	(47,031)	—	—	(47,031)
As of March 31, 2026	137,602	$14	$660,626	$(78,778)	(5,692)	$(36,226)	$545,636
Stock issued related to stock-based compensation	4	—	—	—	—	—	—
Forfeitures of restricted stock	(13)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,250	—	—	—	1,250
Common stock dividend declared ($0.11 per share)	—	—	—	(14,509)	—	—	(14,509)
Net income	—	—	—	29,996	—	—	29,996
As of June 30, 2026	137,593	$14	$661,876	$(63,291)	(5,692)	$(36,226)	$562,373
Stock issued related to stock-based compensation	57	—	—	—	—	—	—
Forfeitures of restricted stock	(8)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,530	—	—	—	1,530
Common stock dividend declared ($0.11 per share)	—	—	—	(14,513)	—	—	(14,513)
Net loss	—	—	—	(10,051)	—	—	(10,051)
As of September 30, 2026	137,642	$14	$663,406	$(87,855)	(5,692)	$(36,226)	$539,339

Three and Nine Months Ended September 30, 2025
	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
(in thousands)	Shares	Amount			Shares	Amount
As of January 1, 2025	136,418	$14	$655,472	$16,047	(5,684)	$(36,180)	$635,353
Stock issued related to stock-based compensation	413	—	—	—	—	—	—
Forfeitures of restricted stock	(7)	—	—	—	—	—	—
Stock-based compensation expense	—	—	653	—	—	—	653
Purchase of treasury stock	—	—	—	—	(3)	(16)	(16)
Common stock dividend declared ($0.11 per share)	—	—	—	(14,389)	—	—	(14,389)
Net income	—	—	—	9,812	—	—	9,812
As of March 31, 2025	136,824	$14	$656,125	$11,470	(5,687)	$(36,196)	$631,413
Stock issued related to stock-based compensation	218	—	—	—	—	—	—
Forfeitures of restricted stock	(90)	—	—	—	—	—	—
Stock-based compensation expense	—	—	395	—	—	—	395
Common stock dividend declared ($0.11 per share)	—	—	—	(14,423)	—	—	(14,423)
Net income	—	—	—	25,081	—	—	25,081
As of June 30, 2025	136,952	$14	$656,520	$22,128	(5,687)	$(36,196)	$642,466
Stock issued related to stock-based compensation	3	—	—	—	—	—	—
Forfeitures of restricted stock	(17)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,339	—	—	—	1,339
Common stock dividend declared ($0.11 per share)	—	—	—	(14,436)	—	—	(14,436)
Net income	—	—	—	14,523	—	—	14,523
As of September 30, 2025	136,938	$14	$657,859	$22,215	(5,687)	$(36,196)	$643,892
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRANITE RIDGE RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating activities:
Net income (loss)	$(27,086)	$49,416
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion and accretion expense	171,868	157,804
Impairments of long-lived assets	20,323	—
Unrealized (gain) loss on derivatives - commodity derivatives	56,248	(11,666)
Stock-based compensation expense	4,178	2,387
Amortization of deferred financing costs and original issue discount	4,011	1,222
(Gain) loss on equity investments	(4,452)	15,218
Deferred income taxes	(220)	15,173
Other	2,939	(266)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Revenue receivable	(39,543)	(4,978)
Accounts payable and accrued liabilities	11,385	5,797
Prepaid and other current assets	(6,188)	1,814
Other liabilities and long-term payables	8,149	(7)
Net cash provided by operating activities	201,612	231,914
Investing activities:
Capital expenditures for oil and natural gas properties	(205,465)	(233,135)
Acquisition of oil and natural gas properties	(43,465)	(57,048)
Proceeds from sale of equity investments	15,412	4,991
Proceeds from sale of oil and natural gas properties	30,324	175
Refund of advances to operators	2,560	4,230
Deposit on acquisition of oil and natural gas properties	(729)	—
Net cash used in investing activities	(201,363)	(280,787)
Financing activities:
Proceeds from borrowing on credit facilities	165,000	135,000
Repayments of borrowing on credit facilities	(85,000)	(40,000)
Repayments of senior unsecured notes	(8,750)	—
Deferred financing costs	(114)	(450)
Purchase of treasury shares	(30)	(16)
Payment of dividends	(43,483)	(43,248)
Net cash provided by financing activities	27,623	51,286
Net change in cash	27,872	2,413
Cash at beginning of period	14,846	9,419
Cash at end of period	$42,718	$11,832
Supplemental disclosure of non-cash investing activities:
Change in accrued capital expenditures included in accounts payable and accrued liabilities	$9,748	$(13,575)
Advances to operators applied to development of oil and natural gas properties	$146,687	$115,868
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
Capitalized leasehold costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. The depletion of capitalized drilling and development costs and integrated assets is based on the unit-of-production method using proved developed reserves. The Company recognized depletion expense of $64.0 million and $55.7 million for the three months ended September 30, 2026 and 2025, respectively, and $171.1 million and $157.1 million for the nine months ended September 30, 2026 and 2025, respectively.
The Company reviews its long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable; for instance, when there are declines in commodity prices or well performance. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. For each property determined to be impaired, an impairment loss equal to the difference between the carrying value of the properties and the estimated fair market value is recognized at that time. The fair value of impaired assets is determined using the market or income valuation approach. The income approach is calculated using a discounted cash flow model. Discounted future cash flows use a discount rate similar to that used by market participants, or comparable market value if available. Estimating future cash flows involves the use of judgments, including estimation of the proved and risk-adjusted unproved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. No proved property impairment was recorded for the three or nine months ended September 30, 2026 or 2025.
Unproved oil and natural gas properties are periodically assessed for impairment by considering future drilling and exploration plans, results of exploration activities, commodity price outlooks, planned future sales and expiration of all or a portion of the projects. The Company recorded no unproved oil and gas properties impairment for the three months ended September 30, 2026 and $20.3 million for the nine months ended September 30, 2026 as a result of changes in operator development plans and reassessment of the economic viability of certain acreage in the Permian Basin resulting from unfavorable drilling results and further geologic and reservoir analysis of the acreage. No unproved property impairment was recorded for the three and nine months ended September 30, 2025.
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
On December 15, 2025, Crescent Energy Company (“Crescent Energy”) completed its previously announced merger with Vital Energy, Inc. ("Vital Energy"). Under the merger agreement, each issued and outstanding share of Vital Energy common stock was converted into 1.9062 shares of Crescent Energy Class A common stock. As a result of the transaction, the Company’s 685,271 outstanding shares at the time of the merger closing in Vital Energy common stock were converted into 1,306,263 shares of Crescent Energy Class A common stock.
During the second quarter of 2026, the Company disposed of its remaining 1,306,263 shares of Crescent Energy common stock and realized a loss on sale of $2.2 million which is included in gain (loss) on equity investments within the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2026. During the

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
second quarter of 2025, the Company divested 342,636 shares of Vital Energy common stock and realized a loss on sale of $10.5 million for the nine months ended September 30, 2025. As of September 30, 2026, the Company holds no shares of Crescent Energy’s or Vital Energy’s common stock.
The following table summarizes the amounts reported as gain (loss) on equity investments in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Unrealized gain (loss) on equity investments	$—	$548	$6,675	$(4,700)
Realized loss on equity investment	—	—	(2,223)	(10,518)
Total gain (loss) on equity investments	$—	$548	$4,452	$(15,218)
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
Disaggregated Oil and Natural Gas Revenues
The Company’s disaggregated revenue has two primary sources: oil sales and natural gas sales. Substantially all of the Company’s oil and natural gas sales come from six geographic areas in the United States: the Eagle Ford Basin (Texas), the Permian Basin (Texas/New Mexico), the Haynesville Basin (Texas/Louisiana), the Denver-Julesburg “DJ” Basin (Colorado), the Bakken Basin (Montana/North Dakota), and the Appalachian Basin (Ohio). The following tables present the disaggregation of the Company’s oil and natural gas revenues by basin for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Oil	$147,219	$91,960	$390,339	$273,269
Natural gas	29,986	20,711	64,403	71,552
Total	$177,205	$112,671	$454,742	$344,821

Permian	$141,635	$85,554	$337,623	$242,547
Eagle Ford	8,937	7,368	24,082	26,250
Bakken	8,233	6,366	24,419	23,365
Haynesville	4,689	4,524	23,126	14,315
DJ	3,467	7,513	17,573	25,406
Appalachian	10,244	1,346	27,919	12,938
Total	$177,205	$112,671	$454,742	$344,821
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
Volume of Commodity Derivative Collar Option Contracts and Swap Activities
The following table sets forth the Company’s outstanding commodity derivative contracts as of September 30, 2026.

	4Q 2026	2027	2028
Collars (oil)
Volume (Bbl)	1,048,709	2,409,728	512,487
Weighted-average floor price ($/Bbl)	$62.82	$59.07	$59.58
Weighted-average ceiling price ($/Bbl)	$76.33	$82.33	$79.71
Swaps (oil)
Volume (Bbl)	53,974	452,936	—
Weighted-average price ($/Bbl)	$60.24	$60.21	$—
Swaps (oil WTI / Brent CMA Diff)
Volume (Bbl)	318,367	—	—
Weighted-average price ($/Bbl)	$(5.51)	$—	$—
Collars (natural gas)
Volume (Mcf)	4,342,750	7,237,926	3,326,063
Weighted-average floor price ($/Mcf)	$3.59	$3.78	$3.53
Weighted-average ceiling price ($/Mcf)	$4.45	$4.94	$4.98
Swaps (natural gas)
Volume (Mcf)	1,222,218	9,592,257	—
Weighted-average price ($/Mcf)	$3.73	$3.58	$—
Swaps (natural gas Waha Basis)
Volume (Mcf)	2,300,200	5,990,056	841,893
Weighted-average price ($/Mcf)	$(1.60)	$(1.40)	$(1.73)
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
The following table summarizes the amounts reported in the condensed consolidated statements of operations related to the commodity derivative instruments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$(15,964)	$31	$(49,469)	$673
Natural gas derivatives	(4,946)	1,737	(6,016)	1,953
Total net cash receipts from (payments on) commodity derivatives	$(20,910)	$1,768	$(55,485)	$2,626
Unrealized gain (loss) on commodity derivatives
Oil derivatives	$(30,730)	$(2,876)	$(57,323)	$7,997
Natural gas derivatives	8,094	6,332	9,641	3,669
Power capacity contract	(9,152)	—	(8,566)	—
Total unrealized gain (loss) on commodity derivatives	$(31,788)	$3,456	$(56,248)	$11,666
Total gain (loss) on derivatives - commodity derivatives	$(52,698)	$5,224	$(111,733)	$14,292
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
The following table presents the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Derivative instruments - commodity derivatives	$879	$879	$17,721	$17,721
Equity investments	$—	$—	$10,960	$10,960

Liabilities:
Revolving credit facilities	$130,000	$130,000	$50,000	$50,000
2029 Senior Notes	$329,327	$332,531	$335,332	$348,373
Derivative instruments - commodity derivatives	$39,429	$39,429	$24	$24
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
Derivative instruments - commodity derivatives - collar option contracts and swaps — The fair value of the Company’s collar option contracts and swap commodity derivative instruments is estimated by management considering various factors, including closing exchange and over-the-counter quotations and the time value of the underlying commitments. The fair value of the Company’s commodity derivative instruments is considered to be a Level 2 measurement. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace. The Company’s valuation models are primarily industry-standard models that consider various inputs including: (i) quoted forward prices for commodities, (ii) current market and contractual prices for the underlying instruments, (iii) applicable credit-adjusted risk-free rate curves, as well as other relevant economic measures.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
Equity investments — The fair value of the Company’s equity investment in common stock was valued using the instrument's publicly listed trading price, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.
On December 15, 2025, Crescent Energy completed its previously announced merger with Vital Energy. Under the merger agreement, each issued and outstanding share of Vital Energy common stock was converted into 1.9062 shares of Crescent Energy Class A common stock. As a result of the transaction, the Company’s 685,271 outstanding shares at the time of the merger closing in Vital Energy common stock were converted into 1,306,263 shares of Crescent Energy Class A common stock. As of September 30, 2026, the Company held no equity investments.
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following tables summarize (i) the valuation of each of the Company’s financial instruments by required fair value hierarchy levels and (ii) the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. The Company nets the fair value of commodity derivative instruments by counterparty in the Company’s condensed consolidated balance sheets.

	September 30, 2026
	Fair Value Measurement Using
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Fair Value Presented in the Condensed Consolidated Balance Sheet
Assets (at fair value):
Commodity derivatives – current portion	$—	$16,636	$—	$16,636	$(16,497)	$139
Commodity derivatives – noncurrent portion	—	1,756	—	1,756	(1,016)	740
Liabilities (at fair value):
Commodity derivatives – current portion	—	(44,324)	(132)	(44,456)	16,497	(27,959)
Commodity derivatives – noncurrent portion	—	(4,904)	(7,582)	(12,486)	1,016	(11,470)
Net derivative instruments	$—	$(30,836)	$(7,714)	$(38,550)	$—	$(38,550)

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
The following table presents the significant unobservable inputs used in the valuation of the Level 3 Power Capacity Contract as of September 30, 2026.

Significant Unobservable Inputs(1)	Range
	Low	High	Average
Hourly forward power prices per MWh(2)	$3.91	$304.28	$64.48
Forward gas prices per MMBtu(3)	$0.83	$4.16	$2.64
Forward power volatility	30%	30%	30%
Forward gas volatility	40%	40%	40%
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
(3)Based on the Waha forward monthly gas prices.

The following table presents the changes in fair value of the Level 3 Power Capacity Contract:

(in thousands)
Balance as of December 31, 2025	$852
Gain (loss) on commodity derivatives	1,275
Balance as of March 31, 2026	$2,127
Gain (loss) on commodity derivatives	(689)
Balance as of June 30, 2026	$1,438
Gain (loss) on commodity derivatives	(9,152)
Balance as of September 30, 2026	$(7,714)

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
During the nine months ended September 30, 2026, the Company recognized an impairment of $9.1 million on certain unproved oil and natural gas properties as a result of unfavorable drilling results and a revised geologic interpretation of the related acreage. There were no recent comparable transactions of oil and gas properties sharing the geographical and reserve characteristics of the affected acreage. Therefore, the fair value was determined using the income approach. As of the June 30, 2026 impairment recognition date, the Company's estimates of commodity prices for purposes of determining discounted future cash flows, which are based on the NYMEX strip, ranged from a 2026 price of $69.93 per barrel of oil decreasing to a 2030 price of $63.66 per barrel of oil, held flat thereafter. Natural gas prices ranged from a 2026 price of $3.35 per Mcf of natural gas increasing to a 2028 price of $3.68 per Mcf, then held flat beginning in 2030 at a price of $3.57 per Mcf. The resulting cash flows were discounted using a market-based discount rate of 10% then further risked based on reserve category.
The remaining $11.2 million of unproved property impairment recognized during the nine months ended September 30, 2026 did not require fair value measurement as it related to acreage that was fully impaired as a result of changes in operator development plans.
5.    Acquisitions and Divestitures
Asset Acquisitions
During the nine months ended September 30, 2026 and 2025, the Company acquired various oil and natural gas properties. The following table presents the cumulative adjusted purchase price of transactions accounted for as asset acquisitions in

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
accordance with ASC Topic 805, Business Combinations (“ASC 805”) by basin included in oil and gas properties on the Company’s condensed consolidated balance sheets:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Permian	$29,170	$44,213
Bakken	3,110	—
Appalachian	13,582	16,729
Total	$45,862	$60,942
Divestitures
On August 27, 2026, the Company entered into a definitive purchase and sale agreement to sell certain of its traditional non-operated working interests in proved properties located in Weld and Adams Counties in the DJ Basin in Colorado, in exchange for cash consideration, subject to customary purchase price adjustments, of $24.3 million. The Company closed this transaction on September 15, 2026 and recorded a loss on disposition of $3.1 million for the three and nine months ended September 30, 2026, which is included in other, net in the condensed consolidated statements of operations.
During the nine months ended September 30, 2026, the Company disposed of other proved properties in exchange for cash consideration of $6.0 million and the relief of a $2.2 million minimum volume commitment obligation, which is included in the consideration received. The disposal of these proved properties was treated as a normal retirement with no gain or loss recognized on the sale.
During the nine months ended September 30, 2025, the Company sold certain proved and unproved properties for total proceeds of $0.2 million. During the nine months ended September 30, 2025, proceeds from the divested unproved properties of $0.1 million resulted in a gain on sale, which is included in other, net in the condensed consolidated statements of operations.
6.    Stock Incentive Plan
The Granite Ridge Resources, Inc. 2022 Omnibus Incentive Plan (the “Plan”) provides the Company the ability to grant, among other award types, stock options, restricted stock awards, and performance stock units ("PSUs") to directors, officers, employees and consultants or advisors employed by or providing service to the Company.
During the nine months ended September 30, 2026 and 2025, the Company granted restricted stock awards, stock options, PSUs, and other awards. Stock-based compensation expense during the three and nine months ended September 30, 2026 was $1.5 million and $4.2 million, respectively. Stock-based compensation expense during the three and nine months ended September 30, 2025 was $1.3 million and $2.4 million, respectively.
Restricted Stock Awards - The Company grants service-based restricted stock awards to certain of its employees and consultants, which generally vest ratably over a period of three years or cliff vest at the end of five years, and to non-employee directors, which generally vest in full after one year. In August 2026, in connection with their appointment to the Board of Directors, the Company granted 5,315 shares of restricted stock to each of two newly appointed non-employee directors (a total of 10,630 shares of restricted stock), which vest in full on January 2, 2027. Restricted stock awards are valued at the closing price of the Company's common stock on the date of grant. All restricted shares are legally issued and outstanding. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. For restricted stock awards granted prior to March 2025, the holders of such unvested restricted stock awards have voting rights and the right to receive dividends. For restricted stock awards granted in March 2025 and thereafter, the holders of such unvested restricted stock awards do not have voting rights but do have the right to receive dividends. The Company recognizes compensation expense utilizing graded vesting whereby compensation expense is recognized over the service period for each separately vesting tranche.
PSUs - The Company grants PSUs to certain of its officers under the Plan. PSUs represent the contingent right to receive shares of the Company’s common stock once the PSU is vested and earned. Certain PSUs granted are based upon the

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
Certain PSUs granted are based on the Company's achievement of stock price thresholds. During the second quarter of 2025, the Company granted 644,330 of these PSUs to certain of its officers under the Plan. During the first quarter of 2026, the Company granted an additional 292,398 of these PSUs. Such PSUs are eligible to vest, generally subject to continued employment, upon the satisfaction of certain stock price thresholds during the performance period, which ends on December 31, 2032. Each such PSU is earned based on whether the Company's stock price achieves a target average stock price for any 20 consecutive trading days during the performance period. If the stock price thresholds are not met by the end of the performance period, the PSUs will be forfeited and no shares of common stock will be issued. Compensation expense for these awards is based on the grant date fair market value of the award, calculated using a Monte Carlo simulation, and such costs are recorded on a straight-line basis over the derived requisite service period for each separately vesting portion of the award, as if the award was, in substance, multiple awards, as applicable. During the three months ended September 30, 2026, the Company did not grant any additional PSUs under the Plan.
Stock Options - The Company grants stock options to certain of its officers under the Plan. The Company's outstanding stock options expire 10 years following the date of grant. Pursuant to the stock options granted under the Plan, 33% of the options vest immediately with an additional 33% vesting on each of the next two anniversaries of the date of the grant, generally subject to continued employment through each such vesting date. During the first quarter of 2026, the Company granted 102,478 stock options with an exercise price of $5.26 per share. During the first quarter of 2025, the Company granted 110,257 stock options with an exercise price of $5.61 per share.
Other Awards - During the three months ended September 30, 2026, the Company granted 38,610 shares of common stock, 19,305 common shares each to its two newly appointed non-employee directors. In addition, during the three and nine months ended September 30, 2026, the Company issued 7,349 and 14,795 common shares, respectively, to directors in lieu of cash compensation for service on the Board. During the three and nine months ended September 30, 2025, the Company issued 3,466 and 9,493 common shares, respectively, to a director in lieu of cash compensation for service on the Board.
Stock Awards - The Company may issue other awards to its employees and consultants under the Plan.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
A summary of the Company’s activity under the Plan for the restricted stock awards, PSUs and stock options for the nine months ended September 30, 2026 is presented below:

	Restricted Stock Awards	Performance Stock Units	Stock Options
Outstanding at December 31, 2025	775,647	719,407	298,458
Awards granted(1)	645,674	378,902	102,478
Awards canceled/forfeited	(20,917)	—	—
Awards vested(2)	(305,913)	(13,287)	—
Outstanding at September 30, 2026	1,094,491	1,085,022	400,936
(1) Weighted average grant date fair value per share / unit	$5.14	$4.61	$1.08
(2) Represents restricted stock vested and PSUs converted to common stock during the period. During the nine months ended September 30, 2026, 68,295 stock options vested. As of September 30, 2026, there were a total of 317,234 stock options exercisable.

A summary of the Company’s activity under the Plan for the restricted stock awards, PSUs and stock options for the nine months ended September 30, 2025 is presented below:

	Restricted Stock Awards	Performance Stock Units	Stock Options
Outstanding at December 31, 2024	518,048	97,532	526,483
Awards granted(1)	625,527	720,980	110,257
Awards canceled/forfeited	(114,708)	(99,105)	(68,777)
Awards vested(2)	(253,220)	—	—
Options expired	—	—	(269,505)
Outstanding at September 30, 2025	775,647	719,407	298,458
(1) Weighted average grant date fair value per share / unit	$5.86	$5.38	$1.21
(2) Represents restricted stock and PSUs vested during the period. During the nine months ended September 30, 2025, 212,249 stock options vested. As of September 30, 2025, there were a total of 248,939 stock options exercisable.

7.    Income Taxes
The Company is a C corporation and subject to U.S. federal, state, and local income taxes. The Company records income taxes through the use of an estimated annual effective tax rate and specific events that are discretely recognized as they occur. For the three and nine months ended September 30, 2026, the Company recorded income tax expense of $4.7 million and an income tax benefit of $49 thousand, respectively. For the three and nine months ended September 30, 2025, the Company recorded income tax expense of $4.8 million and $15.4 million, respectively.
During the three months ended September 30, 2026, the Company recorded a valuation allowance of $5.5 million against its deferred tax assets recorded in connection with capital losses realized on the sale of its equity investments. This valuation allowance resulted in an increase in deferred income tax expense for the three and nine months ended September 30, 2026.
At the end of each interim period, the Company applies an estimated annualized effective tax rate to the current period income or loss before income taxes, which can produce interim effective tax rate fluctuations. The Company’s effective income tax rate was 88.2% and 0.2% for the three and nine months ended September 30, 2026, respectively, which differs from the enacted statutory rate of 21% primarily due to the recognition of the valuation allowance. For the three and nine months ended September 30, 2025, the Company’s effective income tax rate was 24.7% and 23.8%, respectively, which differs from the enacted statutory rate of 21% primarily due to the impact of certain discrete items and state income taxes.
The Company has evaluated all tax positions for which the statute of limitations remains open and believes that the material positions taken would more likely than not be sustained upon examination. Therefore, as of September 30, 2026

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
and December 31, 2025, the Company had no unrecognized tax benefits and did not recognize any interest or penalties during those respective periods related to unrecognized tax benefits.
8.    Debt
The Company’s long-term debt is comprised of the following:

(in thousands)	September 30, 2026	December 31, 2025
Revolving credit facility	$130,000	$50,000
Senior unsecured notes due 2029	341,250	350,000
Total debt	471,250	400,000
Less: Unamortized debt issuance costs on senior notes	(1,083)	(1,214)
Less: Unamortized debt discount	(10,840)	(13,454)
Total debt, net	459,327	385,332
Less: Current portion of outstanding long-term debt(1)	(35,000)	(17,500)
Total long-term debt, net	$424,327	$367,832
______________________________________
(1)As of September 30, 2026 and December 31, 2025, the current portion of long-term debt reflects $35.0 million and $17.5 million, respectively, due on the Senior Notes over the twelve months following the reported date.
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
The borrowing base is redetermined semiannually on or about April 1 and October 1 of each calendar year, and is subject to additional adjustments from time to time, including for asset sales, elimination or reduction of hedge positions and incurrence of other debt. As of September 30, 2026, the Company had a borrowing base of $375.0 million and elected commitments of $375.0 million.
In October 2026, in connection with the regularly scheduled October 1 redetermination, the borrowing base of the Credit Agreement was reaffirmed at $375.0 million and elected commitments reaffirmed at $375.0 million.
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
At September 30, 2026, the Company had outstanding borrowings of $130.0 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $244.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company’s and its restricted subsidiaries’ assets.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
At September 30, 2026, the Company was in compliance with all covenants required by the Credit Agreement.
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
Interest is due at the end of each quarter. In addition, the Company will repay quarterly 2.5% of the original principal amount of the notes issued on the closing date beginning on September 30, 2026. During the three months ended September 30, 2026, the Company made the first scheduled quarterly principal repayment of $8.8 million. If quarterly scheduled repayments are missed, the coupon increases to 11.875% and the Company is restricted from making any dividend payments until all delinquent scheduled repayments have been fulfilled. As of September 30, 2026, the Company had $35.0 million included in current liabilities in the condensed consolidated balance sheets related to quarterly principal repayments due within the next 12 months. On or after May 5, 2027 and on or prior to May 5, 2028, the Company may, at its option, redeem, at any time some or all of the 2029 Senior Notes at 103.0% of par, as set forth in the Note Purchase Agreement, plus accrued and unpaid interest, if any. Any redemption of the 2029 Senior Notes prior to May 5, 2027 is subject to payment of a make-whole amount. After May 5, 2028, the Company may redeem some or all of the Senior Notes at 100.0% of the principal amount thereof plus accrued and unpaid interest, if any. The principal remaining outstanding at the time of maturity is required to be paid in full by the Issuer.
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

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
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
At September 30, 2026, the Company was in compliance with all financial covenants required by the Note Purchase Agreement.
9.    Equity
The Company paid dividends of $14.5 million, or $0.11 per share, and $43.5 million, or $0.33 per share during the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, the Company paid dividends of $14.4 million, or $0.11 per share, and $43.2 million, or $0.33 per share, respectively. Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
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
For the three and nine months ended September 30, 2026, service fees for the Company under the MSA were approximately $2.9 million and $8.8 million, respectively, and are included in general and administrative expenses within the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, service fees for the Company under the MSA were approximately $2.5 million and $7.5 million, respectively.
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
The computation of diluted net income (loss) per share excludes contingently issuable shares related to certain market-based equity awards as the required market price conditions had not been satisfied as of the end of the reporting period. These awards represent 936,728 shares of common stock that may be issued if specified market price targets are achieved. Because the market conditions were not met as of September 30, 2026, the shares were not included in the diluted weighted average share count. If the market conditions are satisfied in future periods, these shares could have a dilutive effect on earnings per share.

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
The following table presents the basic and diluted earnings per share computations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income (loss)	$(10,051)	$14,523	$(27,086)	$49,416
Participating basic earnings (a)	(121)	(86)	(341)	(244)
Basic earnings attributable to common stockholders	(10,172)	14,437	(27,427)	49,172
Reallocation of participating earnings	—	—	—	—
Diluted earnings attributable to common stockholders	$(10,172)	$14,437	$(27,427)	$49,172

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	130,827	130,472	130,751	130,426
Dilutive performance stock units	—	29	—	70
Dilutive stock options	—	5	—	4
Weighted average common shares outstanding – diluted	130,827	130,506	130,751	130,500

Net income (loss) per common share:
Basic	$(0.08)	$0.11	$(0.21)	$0.38
Diluted	$(0.08)	$0.11	$(0.21)	$0.38
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of antidilutive common shares:
Antidilutive performance stock units	107,170	58,533	94,082	63,219
Antidilutive stock options	400,936	498,507	377,663	558,160
Total antidilutive common shares	508,106	557,040	471,745	621,379
13.    Subsequent Events
Dividend
The Company’s Board of Directors declared a regular quarterly cash dividend of $0.11 for the fourth quarter of 2026. The dividend will be paid on December 14, 2026 to stockholders of record as of November 27, 2026.
Share Repurchase Program

On November 4, 2026, the Company’s Board of Directors approved a share repurchase program. The program permits the repurchase of up to $35.0 million of the Company’s common stock through December 31, 2027. The shares may be

GRANITE RIDGE RESOURCES, INC.
Notes to Condensed Consolidated Financial Statements
repurchased from time to time in open market transactions, privately negotiated transactions, pursuant to trading plans intended to satisfy the requirements of Rule 10b5-1 under the Exchange Act, repurchase agreements structured to comply with Rule 10b-18 under the Exchange Act, or by any combination of such methods. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the share repurchase program, and the program may be suspended or discontinued at any time without prior notice.
Credit Agreement
In October 2026, in connection with the regularly scheduled October 1 redetermination, the borrowing base of the Credit Agreement was reaffirmed at $375.0 million and elected commitments reaffirmed at $375.0 million.
New Commodity Derivative Contracts
In October 2026, the Company entered into the following oil derivative contracts to hedge additional amounts of estimated future production.

	Q1 2027	Q2 2027
Collars (oil)
Volume (Bbl)	114,000	82,000
Weighted-average floor price ($/Bbl)	$74.00	$71.00
Weighted-average ceiling price ($/Bbl)	$105.00	$99.25
14.    Supplementary Data
Capitalized Costs

(in thousands)	September 30, 2026	December 31, 2025
Oil and natural gas properties:
Proved	$1,962,345	$1,788,292
Unproved	124,998	109,096
Less: accumulated depletion	(1,001,038)	(857,832)
Net capitalized costs for oil and natural gas properties	$1,086,305	$1,039,556

Costs Incurred for Oil and Natural Gas Producing Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Property acquisition costs:
Proved	$1,784	$807	$2,375	$14,148
Unproved	17,253	15,704	43,487	46,794
Exploration costs	4,976	—	10,315	—
Development costs	85,858	64,006	217,285	212,593
Total costs incurred for oil and natural gas properties	$109,871	$80,517	$273,462	$273,535

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
Our oil price differential to the NYMEX benchmark price during the three months ended September 30, 2026 and 2025 was a discount of $(2.71) per barrel and $(4.16) per barrel, respectively. For the nine months ended September 30,

2026 and 2025, our oil price differential to the NYMEX benchmark price was a discount of $(2.38) per barrel and $(3.42) per barrel, respectively.
Our natural gas price differential to the average NYMEX price during the three months ended September 30, 2026 and 2025 was a premium of $0.59 per Mcf and a discount of $(0.64) per Mcf, respectively. For the nine months ended September 30, 2026 and 2025, our natural gas price differential to the average NYMEX price was a discount of $(1.10) per Mcf and $(0.59) per Mcf, respectively.
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
Prices for various quantities of oil and natural gas that we produce significantly impact our revenues and cash flows. The following table lists average NYMEX spot prices for oil and natural gas for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average NYMEX Prices(1)
Oil (per Bbl)	$87.12	$65.78	$85.25	$67.31
Natural gas (per Mcf)	$2.87	$3.03	$3.49	$3.45
(1)Based on average NYMEX spot prices.
For the three months ended September 30, 2026, the average NYMEX oil pricing was $87.12 per barrel of oil, or 32% higher than the average NYMEX price per barrel for the three months ended September 30, 2025. Our settled derivatives decreased our realized oil price per barrel by $9.15 for the three months ended September 30, 2026 and increased our realized oil price per barrel by $0.02 for the three months ended September 30, 2025. For the three months ended September 30, 2026, our average realized oil price per barrel after reflecting settled derivatives was $75.26 compared to $61.64 for the three months ended September 30, 2025. For the nine months ended September 30, 2026, the average NYMEX oil pricing was $85.25 per barrel of oil, or 27% higher than the average NYMEX price per barrel for the nine months ended September 30, 2025. Our settled derivatives decreased our realized oil price per barrel by $10.50 for the nine months ended September 30, 2026 and increased our realized oil price per barrel by $0.16 for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, our average realized oil price per barrel after reflecting settled derivatives was $72.37 compared to $64.05 for the nine months ended September 30, 2025.
For the three months ended September 30, 2026, the average NYMEX natural gas pricing was $2.87 per Mcf, or 5% lower than the average NYMEX price per Mcf for the three months ended September 30, 2025. Our settled derivatives decreased our realized natural gas price per Mcf by $0.57 for the three months ended September 30, 2026 and increased our realized natural gas price per Mcf by $0.20 for the three months ended September 30, 2025. For the three months ended September 30, 2026, our average realized natural gas price per Mcf after reflecting settled derivatives was $2.89 compared to $2.59 for the three months ended September 30, 2025. For the nine months ended September 30, 2026, the average NYMEX natural gas pricing was $3.49 per Mcf, or 1% higher than the average NYMEX price per Mcf for the nine months ended September 30, 2025. Our settled derivatives decreased our realized natural gas price per Mcf by $0.22 for the nine months ended September 30, 2026 and increased our realized natural gas price per Mcf by $0.08 for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, our average realized natural gas price per Mcf after reflecting settled derivatives was $2.17 compared to $2.94 for the nine months ended September 30, 2025.

Results of Operations
The following table sets forth summary production and operating data for the periods indicated. Because of normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical information presented below should not be interpreted as being indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Sales (in thousands):
Oil sales	$147,219	$91,960	$390,339	$273,269
Natural gas and related product sales	29,986	20,711	64,403	71,552
Total revenues	$177,205	$112,671	$454,742	$344,821

Net Production:
Oil (MBbl)	1,744	1,492	4,710	4,277
Natural gas (MMcf)	8,656	8,668	26,967	24,994
Total (MBoe)(1)	3,187	2,937	9,205	8,443
Average Daily Production:
Oil (Bbl)	18,957	16,222	17,253	15,666
Natural gas (Mcf)	94,087	94,217	98,780	91,554
Total (Boe)(1)	34,641	31,925	33,718	30,925

Average Sales Prices:
Oil (per Bbl)	$84.41	$61.62	$82.87	$63.89
Effect of gain (loss) on settled oil derivatives on average price (per Bbl)	(9.15)	0.02	(10.50)	0.16
Oil net of settled oil derivatives (per Bbl)(2)	$75.26	$61.64	$72.37	$64.05

Natural gas sales (per Mcf)	$3.46	$2.39	$2.39	$2.86
Effect of gain (loss) on settled natural gas derivatives on average price (per Mcf)	(0.57)	0.20	(0.22)	0.08
Natural gas sales net of settled natural gas derivatives (per Mcf)(2)	$2.89	$2.59	$2.17	$2.94

Realized price on a Boe basis excluding settled commodity derivatives	$55.60	$38.36	$49.40	$40.84
Effect of gain (loss) on settled commodity derivatives on average price (per Boe)	(6.56)	0.60	(6.03)	0.31
Realized price on a Boe basis including settled commodity derivatives(2)	$49.04	$38.96	$43.37	$41.15

Operating Expenses (in thousands):
Lease operating expenses	$30,050	$23,596	$89,690	$59,954
Production and ad valorem taxes	10,269	6,551	27,789	21,356
Depletion and accretion expense	64,223	55,947	171,868	157,804
General and administrative	10,233	6,988	28,464	22,968
Costs and Expenses (per Boe):
Lease operating expenses	$9.43	$8.03	$9.74	$7.10
Production and ad valorem taxes	3.22	2.23	3.02	2.53
Depletion and accretion	20.15	19.05	18.67	18.69
General and administrative	3.21	2.38	3.09	2.72

Net Producing Wells at Period-End:	227.98	235.27	227.98	235.27
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

Oil, Natural Gas and Related Product Sales
Our revenues vary from year to year primarily due to changes in realized commodity prices and production volumes. Our oil and natural gas sales for the three months ended September 30, 2026 increased 57% from the same period in 2025. Oil revenues for the three months ended September 30, 2026 increased by 60% compared to the same period in 2025, driven by a 17% increase in production and a 37% increase in realized prices, excluding the effect of settled commodity derivatives. Natural gas revenues increased by 45% for the three months ended September 30, 2026 compared to 2025, driven by a 45% increase in realized natural gas prices, excluding the effect of settled commodity derivatives.
Our oil and natural gas sales for the nine months ended September 30, 2026 increased 32% from the same period in 2025. Oil revenues increased by 43% compared to the same period in 2025, driven by a 10% increase in production and a 30% increase in realized prices, excluding the effect of settled commodity derivatives. Natural gas revenues decreased by 10% compared to the same period in 2025 as a result of a 16% decrease in realized natural gas prices, excluding the effect of settled commodity derivatives, partially offset by an 8% increase in production.
Production from oil and gas properties increased as a result of drilling success and the acquisition of additional net revenue interests.
Lease Operating Expenses
Lease operating expenses were $30.1 million ($9.43 per Boe) for the three months ended September 30, 2026, an increase of 27% from $23.6 million ($8.03 per Boe) during the same period in 2025. The increase was primarily due to additional wells successfully drilled and completed, increased saltwater disposal costs as a result of higher water cuts and flowback operations, surface equipment rentals, and contract labor.
Lease operating expenses were $89.7 million ($9.74 per Boe) for the nine months ended September 30, 2026, an increase of 50% from $60.0 million ($7.10 per Boe) during the same period in 2025. The increase was primarily due to acquisitions and additional wells successfully drilled and completed, increased saltwater disposal costs as a result of higher water cuts and flowback operations, surface equipment rentals, contract labor, and recognition of minimum volume commitment delinquencies.
Production and Ad Valorem Taxes
We generally pay production taxes based on realized oil and natural gas sales. Production taxes were $8.3 million ($2.60 per Boe) for the three months ended September 30, 2026 compared to $5.4 million ($1.83 per Boe) during the same period in 2025. As a percentage of oil and natural gas sales, our production taxes were 5% during both the three months ended September 30, 2026 and 2025.
Production taxes were $21.0 million ($2.28 per Boe) for the nine months ended September 30, 2026 compared to $17.3 million ($2.05 per Boe) during the same period in 2025. As a percentage of oil and natural gas sales, our production taxes were 5% during both the nine months ended September 30, 2026 and 2025.
Production taxes fluctuate with the market value of our production sold, while ad valorem taxes are generally based on the valuation of our oil and natural gas properties at the beginning of the year, which vary across the different areas in which we operate.
Ad valorem taxes were $2.0 million and $6.8 million for the three and nine months ended September 30, 2026, respectively, compared to $1.2 million and $4.1 million during the same periods in 2025.
Depletion and Accretion
Depletion and accretion was $64.2 million ($20.15 per Boe) for the three months ended September 30, 2026, an increase of 15% from $55.9 million ($19.05 per Boe) during the same period in 2025. The increase in depletion and accretion expense was primarily due to increased production.
Depletion and accretion was $171.9 million ($18.67 per Boe) for the nine months ended September 30, 2026, an increase of 9% from $157.8 million ($18.69 per Boe) during the same period in 2025. The increase in depletion and accretion expense was primarily due to increased production.

Impairment of Unproved Properties
For the three months ended September 30, 2026, the Company recorded no unproved property impairment. For the nine months ended September 30, 2026, the Company recognized impairment expense of $20.3 million on unproved properties in the Permian Basin as a result of changes in operator development plans and reassessment of the economic viability of certain acreage in the Permian Basin resulting from unfavorable drilling results and further geologic and reservoir analysis of the acreage. No unproved property impairment was recorded for the three and nine months ended September 30, 2025.
General and Administrative
The following table provides components of our general and administrative expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
General and administrative expenses	$8,703	$5,649	$24,286	$20,581
Non-cash stock-based compensation	1,530	1,339	4,178	2,387
Total general and administrative expenses	$10,233	$6,988	$28,464	$22,968
Total general and administrative expenses were $10.2 million ($3.21 per Boe) for the three months ended September 30, 2026, an increase of 46% from $7.0 million ($2.38 per Boe) during the same period in 2025. The increase was primarily related to increased legal fees, stock-based compensation, fees paid to operated partners under joint development agreements and service fees under the Management Services Agreement with Grey Rock Administration, LLC.
Total general and administrative expenses were $28.5 million ($3.09 per Boe) for the nine months ended September 30, 2026, an increase of 24% from $23.0 million ($2.72 per Boe) during the same period in 2025. The increase was primarily related to increased legal fees, stock-based compensation, fees paid to operated partners under joint development agreements and service fees under the Management Services Agreement with Grey Rock Administration, LLC.
Gain/(Loss) on Derivatives – Commodity Derivatives
The following table sets forth the gain (loss) on derivatives for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net cash receipts from (payments on) commodity derivatives
Oil derivatives	$(15,964)	$31	$(49,469)	$673
Natural gas derivatives	(4,946)	1,737	(6,016)	1,953
Total net cash receipts from (payments on) commodity derivatives	$(20,910)	$1,768	$(55,485)	$2,626
Unrealized gain (loss) on commodity derivatives
Oil derivatives	$(30,730)	$(2,876)	$(57,323)	$7,997
Natural gas derivatives	8,094	6,332	9,641	3,669
Power capacity contract	(9,152)	—	(8,566)	—
Total unrealized gain (loss) on commodity derivatives	$(31,788)	$3,456	$(56,248)	$11,666
Total gain (loss) on derivatives - commodity derivatives	$(52,698)	$5,224	$(111,733)	$14,292
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

Interest Expense
Interest expense was $11.9 million for the three months ended September 30, 2026 compared to $6.1 million for the three months ended September 30, 2025. The increase in interest expense during the three months ended September 30, 2026 as compared to 2025 was primarily due to the issuance of $350.0 million aggregate principal amount of 8.875% senior unsecured notes in November 2025 that were outstanding during the three months ended September 30, 2026.
Interest expense was $33.3 million for the nine months ended September 30, 2026 compared to $17.0 million for the nine months ended September 30, 2025. The increase in interest expense during the nine months ended September 30, 2026 as compared to 2025 was primarily due to the to the issuance of $350.0 million aggregate principal amount of 8.875% senior unsecured notes in November 2025 that were outstanding during the nine months ended September 30, 2026.
Gain/(Loss) on Equity Investments
We recorded a gain on equity investments of $4.5 million for the nine months ended September 30, 2026. The gain is a result of an unrealized gain of $6.7 million from the change in fair value of the common stock held during the first quarter of 2026 offset by a $2.2 million realized loss on sale of common stock during the second quarter of 2026. As of September 30, 2026, the Company held no equity investments.
We recorded a loss on equity investments of $15.2 million for the nine months ended September 30, 2025. The loss is a result of a $10.5 million realized loss on sale of common stock and an unrealized loss of $4.7 million from the change in fair value of common stock held. For the three months ended September 30, 2025, we recorded an unrealized gain of $0.5 million from the change in fair value of the common stock held.
Income Tax Expense
We recorded income tax expense of $4.7 million and income tax benefit $49.0 thousand for the three and nine months ended September 30, 2026. The Company recorded a valuation allowance of $5.5 million, recognized in deferred income tax expense for the three and nine months ended September 30, 2026, against the deferred tax assets related to capital losses realized on the sale of its equity investments. The Company’s effective income tax rate for the three and nine months ended September 30, 2026 differs from the statutory rate primarily due to the recognition of the valuation allowance.
We recorded income tax expense of $4.8 million and $15.4 million for the three and nine months ended September 30, 2025. The Company’s effective income tax rate for the three and nine months ended September 30, 2025 differs from the statutory rate primarily due to the impact of certain discrete items and state income taxes.
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
As of September 30, 2026, we had $341.3 million of principal debt outstanding on 8.875% senior unsecured notes and $130.0 million of debt outstanding under our senior secured revolving credit agreement. We had $287.4 million of liquidity as of September 30, 2026, consisting of $244.7 million of committed borrowing availability under the Credit Agreement and $42.7 million of cash on hand.
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
Common Stock Dividends
We paid dividends of $14.5 million, or $0.11 per share, and $43.5 million, or $0.33 per share during the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, the Company paid dividends of $14.4 million, or $0.11 per share, and $43.2 million, or $0.33 per share, respectively.
Any payment of future dividends will be at the discretion of the Company’s Board of Directors.
Share Repurchase Program
On November 4, 2026, our Board of Directors approved a share repurchase program. The program permits the repurchase of up to $35.0 million of the Company’s common stock through December 31, 2027. The shares may be repurchased from time to time in open market transactions, privately negotiated transactions, pursuant to trading plans intended to satisfy the requirements of Rule 10b5-1 under the Exchange Act, repurchase agreements structured to comply with Rule 10b-18 under the Exchange Act, or by any combination of such methods. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including the market price of the Company’s common stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The Company is not obligated to purchase any shares under the share repurchase program, and the program may be suspended or discontinued at any time without prior notice.
Cash Flows
The following table summarizes our changes in cash for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$201,612	$231,914
Net cash used in investing activities	(201,363)	(280,787)
Net cash provided by financing activities	27,623	51,286
Net change in cash	$27,872	$2,413
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
The $30.3 million decrease in operating cash flows during the nine months ended September 30, 2026 as compared to the same period in 2025 was primarily due to realized loss on derivatives of $55.5 million, increase in lease operating expenses of $29.7 million, an increase in interest expense, net of $16.3 million, and a $28.8 million decrease in changes in operating assets and liabilities. These reductions in cash flows from operating activities were partially offset by an increase in oil and natural gas sales of $109.9 million during the nine months ended September 30, 2026 as compared to the same period in 2025.
Our net cash provided by operating activities included a reduction of $26.2 million and a benefit of $2.6 million for the nine months ended September 30, 2026 and 2025, respectively, associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash.

Cash Flows from Investing Activities
For the nine months ended September 30, 2026, our net cash used in investing activities was $201.4 million, which consisted primarily of $205.5 million of capital expenditures for exploration and development of oil and natural gas properties and $43.5 million of acquisitions of oil and natural gas properties, partially offset by $15.4 million of proceeds from the sale of equity investments and $30.3 million of proceeds from the sale of oil and natural gas properties.
For the nine months ended September 30, 2025, our net cash used in investing activities was $280.8 million, which consisted primarily of $233.1 million of capital expenditures for development of oil and natural gas properties and $57.0 million of acquisitions of oil and natural gas properties.
Cash Flows from Financing Activities
For the nine months ended September 30, 2026, our net cash provided by financing activities was $27.6 million, primarily due to $80.0 million of net borrowings under our Credit Agreement, partially offset by $43.5 million of dividends paid on our common stock and the $8.8 million principal repayment on the Senior Notes.
For the nine months ended September 30, 2025, our net cash provided by financing activities was $51.3 million, primarily due to $95.0 million of net borrowings under our Credit Agreement, partially offset by $43.2 million of dividends paid on our common stock.
Granite Ridge Credit Agreement
At September 30, 2026, the Company had outstanding borrowings of $130.0 million and $0.3 million of letters of credit issued and outstanding under the Credit Agreement, resulting in availability of $244.7 million. The Credit Agreement is guaranteed by the restricted subsidiaries of Granite Ridge and is secured by a first priority mortgage and security interest in substantially all of the Company’s and its restricted subsidiaries’ assets.
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
In October 2026, in connection with the regularly scheduled October 1 redetermination, the borrowing base of the Credit Agreement was reaffirmed at $375.0 million and elected commitments reaffirmed at $375.0 million.
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

The Credit Agreement contains certain financial covenants, including the maintenance of the following financial ratios:
(i)a leverage ratio, which is the ratio of Consolidated Total Debt to EBITDAX (each as defined in the Credit Agreement), of not greater than 3.00 to 1.00 as of the last day of any fiscal quarter, and
(ii)a Current Ratio (as defined in the Credit Agreement), of not less than 1.00 to 1.00 as of the last day of each fiscal quarter, and
(iii)an Asset Coverage Ratio (as defined in the Credit Agreement), which commenced with the fiscal quarter ended June 30, 2026, of not less than (a) for each such fiscal quarter ending prior to December 31, 2026, 1.25 to 1.00 and (b) for each such fiscal quarter ending on or after December 31, 2026, 1.50 to 1.00.
On August 3, 2026, the Company and its lenders entered into the Seventh Amendment to Credit Agreement, which amended the Credit Agreement to increase the pro forma net leverage ratio requirement for purposes of the restricted payment and debt redemption covenants to 1.75 to 1.00 (from 1.50 to 1.00) for the period between August 3, 2026 and January 1, 2027.
As of September 30, 2026, the Company was in compliance with all covenants required by the Credit Agreement.
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
Interest is due at the end of each quarter. In addition, the Company will repay quarterly 2.5% of the original principal amount of the notes issued on the closing date. These quarterly repayments began on September 30, 2026. During the three months ended September 30, 2026, the Company made the first scheduled quarterly principal repayment of $8.8 million. If quarterly scheduled repayments are missed, the coupon increases to 11.875% and the Company is restricted from making any dividend payments until all delinquent scheduled repayments have been fulfilled. As of September 30, 2026, the Company had $35.0 million included in current liabilities in the condensed consolidated balance sheets related to quarterly principal repayments due within the next 12 months. On or after May 5, 2027 and on or prior to May 5, 2028, the Company may, at its option, redeem, at any time some or all of the 2029 Senior Notes at 103.0% of par, as set forth in the Note Purchase Agreement, plus accrued and unpaid interest, if any. Any redemption of the 2029 Senior Notes prior to May 5, 2027 is subject to payment of a make-whole amount. After May 5, 2028, the Company may redeem some or all of the Senior Notes at 100.0% of the principal amount thereof plus accrued and unpaid interest, if any. The principal remaining outstanding at the time of maturity is required to be paid in full by the Issuer.
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

At September 30, 2026, the Company was in compliance with all financial covenants required by the Note Purchase Agreement.
Known Contractual and Other Obligations; Planned Capital Expenditures
Contractual and Other Obligations
Our contractual obligations include long-term debt, cash interest expense on debt, derivative liabilities, asset retirement obligations, joint development agreements, and an annual service fee to the Manager. Since December 31, 2025, there have been no material changes in our contractual obligations, other than (i) the $71.2 million increase in total debt due to $80.0 million of borrowings under the Credit Agreement partially offset by $8.8 million of repayments of principal on the Senior Notes and (ii) increase in contractually obligated fees under our joint development agreements.
The Company enters into joint development agreements that outline the terms for the joint evaluation, acquisition, exploration, development, and production of hydrocarbons from jointly owned interests subject to such agreements. These agreements designate a third party as the operator of all jointly owned interests in the applicable development area, while Granite Ridge retains the right to manage and control acquisition costs and strategy, development costs, timing and rig schedules, well design and other development operations in exchange for a fee. The aggregate minimum financial commitment amount over the noncancelable term of these joint development agreements is $10.5 million, which is due over the next two years.
Planned Capital Expenditures
For 2026, we are budgeting approximately $345 million to $385 million in total planned capital expenditures, including approximately $45 million to $55 million of acquisitions of oil and natural gas properties. Our costs incurred on oil and natural gas properties, excluding acquisitions, during the three months ended September 30, 2026 and 2025 totaled $90.8 million and $64.0 million, respectively, and $227.6 million and $212.6 million during the nine months ended September 30, 2026 and 2025, respectively. Our capital expenditures for the nine months ended September 30, 2026 were primarily funded with cash flows from operations and borrowings under the Credit Agreement. We expect to fund planned capital expenditures with cash generated from operations and, if required, borrowings under our Credit Agreement.
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
Acquisitions
The following table reflects our expenditures for acquisitions of proved and unproved properties for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Property acquisition costs:
Proved	$1,784	$807	$2,375	$14,148
Unproved	17,253	15,704	43,487	46,794
Total property acquisition costs	$19,037	$16,511	$45,862	$60,942
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
There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2026. See our disclosure of critical accounting policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of our 2025 Form 10-K.
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
We are exposed to market risk as the prices of our commodities are subject to fluctuations resulting from changes in supply and demand. To reduce our exposure to changes in the prices of our commodities, we have entered into, and may in the future enter into, additional commodity price risk management arrangements for a portion of our oil and natural gas production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. Our commodity price risk management arrangements are recorded at fair value and thus changes to the future commodity prices will have an impact on our earnings. At September 30, 2026, a 10% increase in average commodity prices would have decreased the fair value of our collar option and swap commodity derivatives by $29.6 million. We may incur significant unrealized losses in the future from our use of derivative financial instruments to the extent market prices increase and our derivatives contracts remain in place.
We generally use derivatives to economically hedge a portion of our anticipated future production. Any payments due to counterparties under our derivative contracts are funded by proceeds received from the sale of our production. Production receipts, however, lag payments to the counterparties. Any interim cash needs are funded by cash from operations or borrowings under our Credit Agreement.
Interest Rate Risk
At September 30, 2026, our exposure to interest rate changes related primarily to the borrowings under the Credit Agreement as the 2029 Senior Notes bear a fixed interest rate. The interest we pay on these borrowings is set periodically based upon market rates. We had total indebtedness of $130.0 million outstanding under our Credit Agreement at September 30, 2026. The impact of a 100 basis point increase in interest rates on this amount of debt would result in increased annual interest expense of approximately $1.3 million.
We may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues. Interest rate derivatives are used solely to modify interest rate exposure and not to modify the overall leverage of the debt portfolio. We had no outstanding interest rate derivative contracts at September 30, 2026.
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
As of September 30, 2026, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective at a level of reasonable assurance.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1. Legal Proceedings
The Company was not a party to any material legal proceedings during the three months ended September 30, 2026. In the future, the Company may be subject from time to time to litigation claims and governmental and regulatory proceedings arising in the ordinary course of business.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes in our risk factors from those described in our 2025 Form 10-K.

There can be no assurance that we will purchase all the shares authorized under our share repurchase program or that such program will enhance the long-term value of our share price.
On November 4, 2026, our Board of Directors approved a share repurchase program. The program permits the repurchase of up to $35.0 million of the Company’s common stock through December 31, 2027. However, there is no obligation for us to continue to repurchase or to repurchase any specific dollar amount of shares, and the program may be suspended or discontinued at any time without prior notice. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions, available liquidity, compliance with the Company’s debt and other agreements, applicable legal requirements, and other considerations. The share repurchase program could affect the price of our stock and increase volatility in the market. We cannot guarantee that we will purchase all of the shares authorized under the share repurchase program or that such program will enhance the long-term value of our share price. In addition, repurchase regulations and taxes may add additional payment burden to the Company from our share repurchase program. In the past, there have been proposals to increase the amount of the U.S. federal stock repurchase excise tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect.

We are no longer a “controlled company” within the meaning of the New York Stock Exchange rules. However, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period.
As a result of a distribution of shares of our common stock by affiliates of Grey Rock Investment Partners to their respective limited partners on August 19, 2026, Grey Rock Investment Partners and its affiliates no longer hold a majority of the voting power of our outstanding common stock, and we are no longer a “controlled company” within the meaning of the rules of the New York Stock Exchange (the “NYSE”). Following the appointment of John Cocke and Jonathan Adams as independent directors on August 19, 2026, our Board of Directors is composed of a majority of independent directors. However, even though we are no longer a “controlled company,” during a one-year transition period permitted by NYSE rules, we intend to rely on an exemption from the requirements that our Compensation Committee and our Nominating and Governance Committee be composed entirely of independent directors. Accordingly, during the transition period, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There was no share repurchase activity during the three months ended September 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2026, no director or officer adopted or terminated (i) any contract, instructions or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or (ii) any written arrangement for the purchase or sale of securities of the Company that meets the definition of a non-Rule 10b5-1 trading arrangement as defined in Item 408(c).
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
10.1
Seventh Amendment to Credit Agreement, dated as of August 3, 2026, by and among Granite Ridge Resources, Inc., as borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 6, 2026).

10.2
Form of Indemnification Agreement for directors affiliated with the Grey Rock funds (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B filed with the SEC on August 6, 2026).

10.3	Form of Indemnification Agreement for officers and outside directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed with the SEC on August 6, 2026).
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________
*    Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANITE RIDGE RESOURCES, INC.

November 5, 2026	By:	/s/ TYLER S. FARQUHARSON
		Name:	Tyler S. Farquharson
		Title:	President and Chief Executive Officer

November 5, 2026	By:	/s/ R. KYLE KETTLER
		Name:	R. Kyle Kettler
		Title:	Chief Financial Officer

November 5, 2026	By:	/s/ KIMBERLY A. WEIMER
		Name:	Kimberly A. Weimer
		Title:	Chief Accounting Officer